Form 10-Q
period 1996-05-31
PONDER INDUSTRIES INC
filed 1996-07-15
CIK 859917

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:   MAY 31, 1996

                                     OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO _________________.
COMMISSION FILE NUMBER   0-18656

                            PONDER INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                             75-2268672
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NUMBER)

              5005 RIVERWAY DRIVE, SUITE 550, HOUSTON, TEXAS 77056
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, ZIP CODE)

                                 (713)965-0653
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   XX    No
    ------     ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Class                                 Issued at July 11, 1996
         -----                                 -----------------------

Common Stock, $.01 par value                            11,677,007

                                     INDEX

PART I - FINANCIAL INFORMATION

           Condensed Consolidated Statements of Operations for the three
           and nine months periods ended May 31, 1996 and 1995               Page 3

           Condensed Consolidated Balance Sheets as of
           May 31, 1996 and August 31, 1995                                  Page 4

           Condensed Consolidated Statements of Cash Flows for
           the nine months ended May 31, 1996 and 1995                       Page 5

           Condensed Consolidated Statements of Stockholders' Equity
           for the nine months ended May 31, 1996                            Page 6

           Notes to Condensed Consolidated Financial Statements              Page 7

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               Page 9

PART II -  OTHER INFORMATION:

           Legal proceedings                                                 Page 10

           Changes in Securities                                             Page 10

           Defaults upon Senior Securities                                   Page 10

           Submission of Matters to a Vote of Security Holders               Page 10

           Other Information                                                 Page 10

           Exhibits and Reports - Form 8-K                                   Page 10

                            PONDER INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                           Nine Months Ended            Three Months Ended
                                                  May 31,                      May 31,
                                      ---------------------------   ---------------------------
                                          1996           1995           1996           1995
                                      ------------   ------------   ------------   ------------
Tool rentals and sales                $  7,184,421      5,176,972      3,002,564      1,331,963
Costs of service and sales               3,120,126      2,603,316      1,187,209        715,018
                                      ------------   ------------   ------------   ------------
  Gross profit                        $  4,064,295      2,573,656      1,815,355        616,945

Operating expenses                       2,008,037      1,016,295        957,351        341,541
General and administrative               2,636,660      1,215,804      1,047,029        410,595
Other (income) expense                    (206,275)      (116,509)       (17,497)       (36,569)
                                      ------------   ------------   ------------   ------------
                                      $   (374,127)       458,066       (171,528)       (98,622)
                                      ------------   ------------   ------------   ------------

Interest                                   444,251        391,069        230,068        137,752
Depreciation                               520,329        633,098        227,647        201,965
(Gain) loss on sale of ass                   6,576     (1,342,064)         5,322     (1,343,238)
                                      ------------   ------------   ------------   ------------
Income (loss) from continuing
  operations                          $ (1,345,283)       775,963       (634,565)       904,899
Discontinued operations                  1,400,000       (286,984)          --         (286,984)
                                      ------------   ------------   ------------   ------------
Net income (loss)                     $     54,717        488,979       (634,565)       617,915
                                      ============   ============   ============   ============
Earnings (loss) per share:
  Continuing operation                $      (0.16)          0.12          (0.07)          0.13
                                      ============   ============   ============   ============
  Discontinued operations             $       0.17          (0.04)          --            (0.04)
                                      ============   ============   ============   ============
  Net income (loss)                   $       0.01           0.08          (0.07)          0.09
                                      ============   ============   ============   ============
Weighted average shares outstanding      8,250,998      6,667,437      9,350,018      6,667,437
                                      ============   ============   ============   ============




         See accompanying notes to consolidated financial statements.

                            PONDER INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                  Assets
                                                    May 31, 1996   August 31, 1995
                                                    ------------   ---------------
                                                     (Unaudited)
Current Assets
  Cash - unrestricted                               $  5,332,721         180,445
  Cash - restricted                                         --           169,988
  Receivables                                          3,691,986       1,277,110
  Inventories                                            869,492         596,641
  Prepaid expenses and other                             728,170         341,468
                                                    ------------    ------------
     Total current assets                           $ 10,622,369       2,565,652
                                                    ------------    ------------

Property and Equipment                                25,705,069      14,310,745
  Less accumulated depreciation                      (13,326,344)    (11,548,868)
                                                    ------------    ------------
                                                    $ 12,378,725       2,761,877
                                                    ------------    ------------

Parts and supplies                                       808,257         804,212
Investment                                               900,000            --
Deferred cost and other assets                           398,846         108,076
Goodwill - net                                           813,823         575,360
                                                    ------------    ------------
                                                    $  2,920,926       1,487,648
                                                    ------------    ------------
                                                    $ 25,922,020       6,815,177
                                                    ============    ============

     Liabilities and Stockholder's Equity

Current liabilities
  Note payable                                      $       --           200,000
  Current installments of long-term debt               1,216,109         356,522
  Accounts payable                                     2,595,952         666,570
  Accrued liabilities                                    309,799         426,755
  Estimated accrued costs-discontinued operations           --           510,390
                                                    ------------    ------------
      Total current liabilities                     $  4,121,860       2,160,237
                                                    ------------    ------------


Deferred tax liability                                   168,904            --
                                                    ------------    ------------
Long-term debt                                         2,818,689       2,343,012
                                                    ------------    ------------
8% convertible debentures, net of discount             9,885,417            --
                                                    ------------    ------------


Stockholder's equity:
  Common stock-$.01 par value;                           112,665          66,674
      authorized 50,000,000
      shares, issued 11,266,558
      shares of which 289,873
      are held as treasury shares
  Additional paid in capital                          19,731,087      13,216,573
  Accumulated deficit                                 (9,828,398)     (9,883,115)
                                                    ------------    ------------
                                                    $ 10,015,354       3,400,132
Less: Note receivable for stock                          (60,466)        (60,466)
           Treasury stock                             (1,027,738)     (1,027,738)
                                                    ------------    ------------
  Total stockholder's equity                        $  8,927,150       2,311,928
                                                    ------------    ------------

                                                    $ 25,922,020       6,815,177
                                                    ============    ============




         See accompanying notes to consolidated financial statements.

                            PONDER INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                     Nine Months Ended May 31,
                                                   ----------------------------
                                                       1996            1995
                                                   ------------    ------------
Cash Flows from operating activities:
  Net income                                       $     54,717         488,979
   Depreciation                                         520,329         952,709
   Sale of assets                                         6,576      (1,342,064)
   Gain from discontinued operations                 (1,400,000)           --
  Net change in assets and liabilities:
   Receivables                                       (1,351,150)     (1,011,977)
   Inventories                                         (272,851)          9,961
   Prepaid expenses                                     113,298         225,797
   Payables                                             611,075        (455,804)
   Accrued liabilities                                  116,956        (260,105)
                                                   ------------    ------------
    Cash flow - continuing operating activities    $ (1,601,050)     (1,392,504)
                                                   ------------    ------------

    Cash flow - discontinued activities                (510,390)           --
                                                   ------------    ------------

    Cash flow - operating activities               $ (2,111,440)     (1,392,504)

Cash Flows from investing activities:
  Property and equipment additions                   (3,893,001)       (185,493)
  Acquisition of business                            (1,600,000)           --


  Proceeds from sales of assets                            --         2,729,631
                                                   ------------    ------------
    Cash flow - investing activities               $ (5,493,001)      2,544,138

Cash Flows from financing activities:
  Principal payments                                 (4,472,777)     (6,057,917)
  Collection of notes receivable                           --             6,732
  Bank overdraft                                           --             2,889
  Reduction of restricted cash - debt collateral       (169,988)           --
  Issuance of stock                                   2,412,000            --
  Issuance of 8% Debentures, net of discount          9,885,000            --

  Debt issuance proceeds                              5,102,482       4,896,662
                                                   ------------    ------------
    Cash flow - financing activities               $ 12,756,717      (1,151,634)

Cash increase (decrease)                              5,152,276            --
Cash and cash equivalents beginning                     180,445            --

                                                   ------------    ------------
Cash and cash equivalents ending                   $  5,332,721            --
                                                   ============    ============

Supplemental Disclosure:
  Cash paid for interest                           $    255,874         294,548
                                                   ============    ============
  Cash paid for taxes                              $       --            15,045
                                                   ============    ============




         See accompanying notes to consolidated financial statements.

                           Ponder Industries, Inc.
           Condensed Consolidated Statement of Stockholders' Equity
                                 (Unaudited)


                           Common Stock        Additional
                       ---------------------    Paid-in     Accumulated     Note        Treasury
Balance:                Shares     Par Value    Capital      (Deficit)    Receivable      Stock       Total
                        ------     ---------   ----------   -----------   ----------    --------      -----
  September 1, 1995     6,667,437  $ 66,674    13,216,573   (9,883,115)     (60,466)   (1,027,738)  $ 2,311,928

  Shares issued         4,599,121  $ 45,991     6,514,514       ----          ----         ----     $ 6,560,505

  Net income               ----       ----         ----         54,717         ----        ----     $    54,717
                       ----------  --------    ----------   ----------      -------    ----------   -----------
Balance:
  May 31, 1996         11,266,558  $112,665    19,731,087   (9,828,398)     (60,466)   (1,027,738)  $ 8,927,150
                       ==========  ========    ==========   ==========      =======    ==========   ===========


















         See accompanying notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and in the opinion of management, reflect all adjustments which are of a normal recurring nature necessary for a fair presentation of financial position, results of operations and of cash flow. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

2.  EARNINGS PER SHARE

Net income (loss) per share is computed using the weighted average number of common stock and common stock outstanding for the periods reported.

3.  RESTATEMENT OF PRIOR PERIODS

In February of 1996 the Company disposed of its operations in Azerbaijan. Such operations were sold to Titan Resources Inc. (Titan) for $500,000 and 1,500,000 shares of Titan stock valued at $900,000. This resulted in a gain of $1,400,000 on the discontinued operations as the Company had previously written off all assets associated with this operation. Operating results applicable to Azerbaijan for the nine and three months ended May 31, 1995 are classified as discontinued operations in the accompanying financial statements.

Depreciation expense for the nine months and the three months ended May 31, 1995, in the amounts of $633,098 and $201,965, respectively, were previously included in operating and general and administrative expense in the accompanying statements of operations.

4.  ACQUISITIONS

During the second quarter, the Company acquired Runyon Oil Tools, Inc. (Olney, Illinois), DiKor, Inc. (Carni, Illinois) and C & F Fishing Tools, Inc. (Maysville, Oklahoma) in separate transactions in consideration for an aggregate of $354,001 and 330,915 shares of the Company's restricted common stock.

Effective April 1, 1996, the Company completed the acquisition of Panther Oil Tools, (UK) Ltd (a Jersey company) and the assets of Villain Ltd. (a Guernsey company) for $1,250,000 and 1,200,000 shares of the Company's restricted common stock. The following table sets forth the proforma effect of the acquisitions.

                                                  For the Nine Months Ended
                                    -----------------------------------------------------
                                           May 31, 1996                May 31, 1995
                                    --------------------------   ------------------------
                                    As Reported     Proforma     As Reported    Proforma
                                    --------------------------   ------------------------
Tool Rental and Sales                $7,184,421     $8,782,521    $5,176,972   $6,694,242

Income from Continuing Operations       $54,717       $319,317      $488,979     $654,704

Earnings per share from Continuing       $ 0.01         $ 0.03        $ 0.06       $ 0.08
Operations

                                                  For the Three Months Ended
                                    -----------------------------------------------------
                                           May 31, 1996                May 31, 1995
                                    --------------------------   ------------------------
                                    As Reported     Proforma     As Reported    Proforma
                                    --------------------------   ------------------------
Tool Rental and Sales                $3,002,564    $3,230,864    $1,331,963    $1,548,723

Income (loss) from Continuing         ($634,565)    ($596,765)     $617,915      $641,590
Operations

Earnings (loss) per share from          ($ 0.06)      ($ 0.06)       $ 0.08        $ 0.08
Continuing Operations



5.  DEBENTURE OFFERING

Effective April 26, 1996, the Company completed a $10,950,000 placement of eight percent Convertible Debentures. The debenture issue resulted in net proceeds of $9,855,000. The debentures may be converted into common stock of the Company as of specified dates, and will be automatically converted into common stock on April 26, 1999. The debentures generally convert at a defined conversion price formula, based on $5.0625 per share or at a variable conversion rate relative to the market price at date of conversion.

As of July 12, 1996, debentures in the aggregate principal amount of $1,100,000 had been converted into 357,256 shares of common stock. Bond discount amortization in the amount of $30,417 and interest in the amount of $84,000 are included in interest expense for the nine months and three months ended May 31, 1996.

6.  SUBSEQUENT EVENTS

In May, 1996, the Company signed a Letter of Intent to acquire Abilene, Texas based G&L Fishing Tool Company (G&L)) for $4,000,000 and a $5,000,000 short term note. The Company anticipates the acquisition to be completed in August, 1996.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $6,500,509 on May 31, 1996 as compared to $405,415 on August 31, 1995. The major source of the increase was the April 26, 1996 issuance of the eight percent (8%) Convertible Debenture which provided $9,855,000 as discussed in Note 4 to the accompanying financial statements. Additionally, in December 1995, 1,500,000 shares of restricted common stock with warrants were sold, with resulting net proceeds of $912,000. During the second quarter of 1996, warrants to purchase 500,000 shares at $1.00 per share and 500,000 shares at $2.00 per share were exercised for a total consideration of $1,500,000.

During the period, the Company completed the acquisitions discussed in Note 3, which utilized cash of $1,600,000 and purchased property and equipment in consideration for cash of $3,800,000.

The Company's ability to satisfy its cash requirements is evaluated by analyzing key measures of liquidity applicable to the Company. The following table is a summary of the measures which are significant to management.

                                        May 31, 1996            August 31, 1995
                                        ------------            ---------------
         Working Capital                 $6,500,509                 $405,415
         Current Ratio                    2.58 to 1                1.19 to 1
         Debt to Capitalization            .61 to 1                 .54 to 1
         (Debt/Debt + Equity)

RESULTS OF OPERATIONS

NINE MONTHS ENDED MAY 31, 1996 VS MAY 31, 1995

Revenues increased $2,007,449 or 39%, cost of sales increased $516,810 or 20% and operating expenses increased $991,742 or 98% when compared to the same period of the prior year. The increases are attributable to increased marketing efforts and the addition of new locations in Louisiana, Arkansas and Oklahoma. Operating expenses increased disproportionately to revenue due to increased new location start-up costs and the addition of operating personnel. General and administrative expense increased substantially due to additional management personnel and expenses relating to acquisitions.

During May of 1995 the Company conducted an auction of its excess rental tools and certain equipment. Such sale resulted in $2,657,656 proceeds and $1,357,887 gain from disposal of assets.

THREE MONTHS ENDED MAY 31, 1996 VS MAY 31, 1995

Revenues increased $1,670,601 or 125%, cost of sales increased $472,191 or 66% and operating expenses increased $615,810 or 180%, all increases due to management's efforts to increase operating locations and marketing efforts. General and administrative expenses increased 155% due to the addition of management personnel and expenses relating to acquisitions.

During May of 1995 the Company conducted an auction of its excess rental tools and certain equipment. Such sale resulted in $2,657,656 proceeds and $1,357,887 gain from disposal of assets.

PART II.  OTHER INFORMATION

ITEM 1 .         LEGAL PROCEEDINGS

For a description of legal proceedings against the Company see Item 1 of the Company's Quarterly Report on Form 10-Q dated February 29, 1996.

ITEM 2.  CHANGES IN SECURITIES

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

         *2.1    Agreement for Sale and Purchase of Stock of Runyon Oil Tools,
                 Inc. dated April 26, 1996, among Ponder Industries, Inc.,
                 Runyon Oil Tools, Inc., Steven E. Runyon, Freda M. Runyon, as
                 Custodian for Stephanie Runyon under the Illinois Uniform
                 Transfers to Minors Act, Freda M. Runyon, as Custodian for
                 Amanda Runyon under the Illinois Uniform Transfers to Minors
                 Act, Freda M. Runyon, as Custodian for Lucas Runyon under the
                 Illinois Uniform Transfers to Minors Act, and Freda M. Runyon, as Custodian for Blake Runyon under the Illinois Uniform
                 Transfers to Minors Act.

         2.2     Stock Purchase Agreement dated May 23, 1996, among Ponder
                 Energy Services, Inc., Panther Oil Tools (UK) Ltd. and Panther
                 Oil Tools Ltd. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed June 7, 1996).

         2.3     Asset Purchase Agreement dated May 23, 1996, among Ponder
                 Energy Services, Inc., Villain Ltd., John Le Seelleur, Mel
                 Maitland and Wayne Tynon (incorporated by reference to Exhibit
                 2.1 of the Company's Current Report on Form 8-K filed June 7,
                 1996).

         *2.4    Stock Purchase Agreement dated May 17, 1996, between Ponder
                 Industries, Inc. and LJH Corporation.

         *4.1    Form of 8% Convertible Debenture of Ponder Industries, Inc.
                 dated April 26, 1996.

         *10.1   Regulation S Securities Subscription Agreement dated April 26,
                 1996, among each Subscriber for 8% Convertible Debentures of
                 Ponder Industries, Inc. and Ponder Industries, Inc.

         *10.2   Offshore Securities Subscription Agreement dated December 22,
                 1995, between Eagle Management Services Limited and Ponder
                 Industries, Inc.

         *10.3   Offshore Securities Subscription Agreement dated December 22,
                 1995, between Atlantic  Holdings Limited and Ponder
                 Industries, Inc.

         *10.4   Warrant to Purchase Common Stock, $.01 par value, of Ponder
                 Industries, Inc. between Eagle Management Services Limited and
                 Ponder Industries, Inc.

         *10.5   Warrant to Purchase Common Stock, $.01 par value, of Ponder
                 Industries, Inc. between Atlantic Holdings Limited and Ponder
                 Industries, Inc.

          27     Financial Data Schedule.

- ---------------
* Filed herewith

(b)      Reports on Form 8-K

                 (1) A Form 8-K (Item 2. Acquisition or Disposition of Assets) was filed on June 7, 1996 reporting the acquisition of all of the issued and outstanding capital stock of Panther Oil Tools (UK) Ltd. and substantially all of the assets of Villain Ltd.

                               *****************

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PONDER INDUSTRIES, INC.


                                        By:   /s/ Larry Armstrong
                                           -----------------------------------
                                              Larry Armstrong
                                              President and Chief Executive
                                              Officer



   /s/ Eugene L. Butler                 July 12, 1996
- -----------------------------------
Eugene L. Butler
Executive Vice President and
Chief Financial Officer

                              INDEX TO EXHIBITS



  EXHIBIT
  NUMBER                   DESCRIPTION
  -------                  -----------
    *2.1    Agreement for Sale and Purchase of Stock of Runyon Oil Tools,
            Inc. dated April 26, 1996, among Ponder Industries, Inc.,
            Runyon Oil Tools, Inc., Steven E. Runyon, Freda M. Runyon, as
            Custodian for Stephanie Runyon under the Illinois Uniform
            Transfers to Minors Act, Freda M. Runyon, as Custodian for
            Amanda Runyon under the Illinois Uniform Transfers to Minors
            Act, Freda M. Runyon, as Custodian for Lucas Runyon under the
            Illinois Uniform Transfers to Minors Act, and Freda M. Runyon,
            as Custodian for Blake Runyon under the Illinois Uniform
            Transfers to Minors Act.

    2.2     Stock Purchase Agreement dated May 23, 1996, among Ponder
            Energy Services, Inc., Panther Oil Tools (UK) Ltd. and Panther
            Oil Tools Ltd. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed June 7, 1996).

    2.3     Asset Purchase Agreement dated May 23, 1996, among Ponder
            Energy Services, Inc., Villain Ltd., John Le Seelleur, Mel
            Maitland and Wayne Tynon (incorporated by reference to Exhibit
            2.1 of the Company's Current Report on Form 8-K filed June 7,
            1996).

    *2.4    Stock Purchase Agreement dated May 17, 1996, between Ponder
            Industries, Inc. and LJH Corporation.

    *4.1    Form of 8% Convertible Debenture of Ponder Industries, Inc.
            dated April 26, 1996.

    *10.1   Regulation S Securities Subscription Agreement dated April 26,
            1996, among each Subscriber for 8% Convertible Debentures of
            Ponder Industries, Inc. and Ponder Industries, Inc.

    *10.2   Offshore Securities Subscription Agreement dated December 22,
            1995, between Eagle Management Services Limited and Ponder
            Industries, Inc.

    *10.3   Offshore Securities Subscription Agreement dated December 22,
            1995, between Atlantic  Holdings Limited and Ponder
            Industries, Inc.

    *10.4   Warrant to Purchase Common Stock, $.01 par value, of Ponder
            Industries, Inc. between Eagle Management Services Limited and
            Ponder Industries, Inc.

    *10.5   Warrant to Purchase Common Stock, $.01 par value, of Ponder
            Industries, Inc. between Atlantic Holdings Limited and Ponder
            Industries, Inc.

     27     Financial Data Schedule.

- ---------------
* Filed herewith