Form 10-K
period 1996-08-31
PONDER INDUSTRIES INC
filed 1996-12-16
CIK 859917

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------

                                   Form 10-K
     (Mark One)
   [x]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended August 31, 1996
                                       OR
   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from. . . . . . to. . . . . .

                         Commission file number 0-18656

                            PONDER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                               75-2268672
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)               Identification No.)

         5005 Riverway Drive, Suite 550
                 Houston, Texas                               77056
    (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (713) 965-0653

                               -----------------

          Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class:                       Name of exchange on which registered:
--------------------                       -------------------------------------
  Common Stock,                            National Association of Securities
  $.01 par value                           Dealers Automated Quotation System
                                           Boston Stock Exchange

       Securities Registered Pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No      .
                                               -----     -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

                               -----------------

         The number of shares outstanding of the Registrant's common stock as of December 4, 1996 is 12,135,997 inclusive of 289,873 shares held as treasury stock.

         The aggregate market value of the stock held by non-affiliates of the Registrant as of December 4, 1996 was approximately $18,242,000.

                               -----------------

                     DOCUMENTS INCORPORATED BY REFERENCE

                   Document                               Form 10-K Part
                   --------                               --------------
Definitive Proxy Statement for 1997 Annual Meeting           Part III
================================================================================

        This Annual Report on Form 10-K contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.


                                    PART I.


ITEM 1.  BUSINESS

         GENERAL

         Ponder Industries, Inc. (the "Company" or "Ponder") is engaged in the business of providing specialized oilfield services and rental equipment to the oil and gas industry. The Company's principal executive offices are located in Houston, Texas, at 5005 Riverway Drive, Suite 550, Houston, Texas 77056 and its telephone number at that address is (713) 965-0653. The Company currently has operating facilities in Texas, Louisiana, Oklahoma, Arkansas, Illinois, Mississippi and the United Kingdom.

         Ponder was founded as a Texas corporation in 1981. In 1990, Ponder became a Delaware corporation through the merger of Ponder Industries, Inc., a Texas corporation, into Ponder Industries, Inc., a Delaware corporation. In July 1995, Larry D. Armstrong became President and Chief Executive Officer of the Company, succeeding Mack Ponder, the founder of the Company. Under Mr. Armstrong's leadership, a new business strategy was implemented in 1996 that focused on improving Ponder's domestic and international market position by pursuing opportunities for acquisitions in strategic oil and gas markets and internal growth.

         Ponder rents a full line of specialized equipment and tools utilized in fishing operations. Fishing services are required by the oil and gas industry whenever there is an obstruction in the borehole of a well. At times during the life of a well, cable, tubulars, casing, wellbore tools or debris may become detached and stuck in the well. Likewise, equipment can be accidentally dropped in a well. Events such as these can create major obstructions that impede work and raise drilling and completion costs. Ponder provides expert "fishing" and cutting services to remove such obstructions and return the wellsite to normal operation.

         Fishing services require a variety of equipment designed to catch or snag "fish" or "junk" in a well or to grind, cut or otherwise eliminate the obstruction. The equipment is generally rented but may also be designed and built by the Company. Specialized fishing tool equipment is often not owned by drilling contractors and operators because of the high cost of owning and maintaining the full range of equipment required for the various types of situations encountered in the oil and gas industry throughout many geographic areas. The items of equipment available for rental from the Company include a full line of fishing tools, such as milling tools, casing cutters, jars, spears, overshots and whipstocks. Ponder also provides supervisory services relating to the operation of their fishing tool equipment and the proper selection and assembly of the fishing string. The fishing string consists of jars, subs, overshots (external), spears (internal) and other tools for removing the item or the "fish" from the well.

         The Company solicits orders for its services, products and incidental equipment rentals primarily through its employee sales force. Traditionally, most U.S. orders have been received on a well-by-well basis, while internationally, the Company generally obtains business through contracts with customers who commit to use the Company's services, products and equipment for a specified period of time or for a certain number of wells in a certain geographic area.

         Upon the completion of operations by the customer, the tools are returned to the Company where the tools are inspected and repaired as needed. Repairs are at the cost of the customer and if the tools cannot be restored to first class condition, the cost of the tool is charged to the customer.

         SEASONALITY

         Demand for the Company's services and products is tied closely to the seasonality of drilling activity. Higher activity is generally experienced in the spring, summer and fall. In the United States and Europe, the lowest drilling activity generally occurs during the early months of the year due to inclement weather.

         PATENTS AND LICENSES

         The Company has followed a policy of seeking U.S. and foreign patents and licenses for products and equipment that appear to have commercial applications. The Company believes its patents and licenses to be adequate for the conduct of its products and services business and, while it considers them to be valuable in the aggregate, the Company does not believe that its business is materially dependent upon its patents or licenses. In management's opinion, engineering, operation skills and application experience are more responsible for the Company's market position than are patents or licenses.

         MARKETING

         The Company obtains orders through its direct sales force, supervisors and fishermen. Due to the short-term nature of the equipment rental and service business, backlog is not meaningful. The Company's backlog for equipment rentals is not a significant percentage of the Company's consolidated revenues.

         The Company's principal customers are major and independent national and international oil and gas companies.

         RECENT ACQUISITIONS

         During the 1996 fiscal year, the Company made the following acquisitions:

         In September 1995, the Company acquired Armstrong Tool, Inc. (Fort Smith, Arkansas) from Larry D. Armstrong, the President and Chief Executive Officer of the Company, and his wife. The consideration for the assets of Armstrong Tool, Inc. consisted of the issuance of a promissory note for $400,000 to Mr. Armstrong and the assumption by the Company of approximately $450,000 of liabilities.

         The Company acquired certain real property, vehicles and rental tools and equipment from Apex Tools, a sole proprietorship, in October 1995 for $200,000 cash and a promissory note payable in two installments of $200,000, due March 15, 1996 and 1997. Apex Tools is located in Healdton, Oklahoma, and provides fishing and rental tool services in South Central Oklahoma and North Texas.

         During the third quarter of fiscal 1996, Ponder completed the acquisitions of Runyon Oil Tools, Inc. (Olney, Illinois), DiKor, Inc. (Carmi, Illinois) and C & F Fishing Tools, Inc. (Maysville, Oklahoma) in separate transactions for an aggregate of $283,425 and 331,455 shares of the Company's restricted common stock. Each of these companies was engaged in the business of renting fishing tools throughout their geographic regions.

         Effective April 1, 1996, the Company expanded its operations into the North Sea region by acquiring Panther Oil Tools (UK), Ltd., an England corporation ("Panther"), and substantially all of the assets of Villain, Ltd., a Guernsey corporation ("Villain"). Panther and Villain were engaged in the manufacture, sales and rental of fishing tool equipment in the North Sea region. The shareholders of Panther received 1,200,000 shares of the Company's restricted common stock and $250,000 cash in exchange for all of the issued and outstanding capital stock of Panther. Additionally, $1,000,000 in cash was paid for the acquisition of substantially all of the assets of Villain.
The assets acquired include leased property, goodwill, intellectual property and equipment utilized in the rental of fishing tools. Ponder owns and operates the facilities and equipment acquired through its wholly owned subsidiary, Ponder Energy Services, Inc., a Delaware corporation.

         In June 1996, Ponder acquired substantially all of the assets of Reeled Tubular Components, Inc., a Texas corporation ("RTC"), including the intellectual property rights to an obstruction removing device. Ponder paid $50,000 cash and 20,000 shares of the Company's restricted common stock for the assets of RTC.

         The Company also acquired, effective as of July 1996, all of the fixed assets of Bosco Fishing and Rental Tools, Inc. of Laurel, Mississippi. The consideration for the acquisition consisted of an initial $200,000 cash payment and the assumption by the Company of approximately $1,200,000 of liabilities.

         In August 1996, the Company acquired all of the issued ordinary shares of Prime Pipe Limited, a United Kingdom company, for approximately $105,000 and an obligation to issue 4,650 shares of restricted common stock of the Company. Prime Pipe is a supplier of drilling pipe and other equipment to oil and gas operations in the North Sea region.

         In May 1996, the Company signed a letter of intent to acquire Abilene, Texas based G&L Fishing Tool Company for $4,000,000 and a $5,000,000 short-term note. At August 31, 1996, approximately $1,156,000 was in other assets on the Company's consolidated balance sheet related to this pending acquisition, including a $1,000,000 forfeitable deposit. Management of the Company anticipates that this acquisition will be completed by June 1997.

         In November 1996, the Company entered into a joint venture formation agreement with Drilling Tools International, Ltd., a Gibraltar corporation ("DTI") pursuant to which DTI will contribute all of its assets and liabilities and the Company will make an equivalent contribution of assets. The joint venture is to be based in Dubai, United Arab Emirates and be formed under the laws and regulations of the Jebel Ali Free Zone Authority. Until such time as the joint venture is formed, the Company intends to lease to DTI the assets it intends to contribute to the joint venture.

         Information concerning these acquisitions is contained in Note 16 of the Notes to Consolidated Financial Statements.

         INDUSTRY CONDITION

         The oil and gas industry in which Ponder participates historically has experienced significant volatility. Demand for Ponder's services and products depends primarily upon the number of oil and gas wells being drilled, the depth and drilling conditions of such wells, the volume of production, the number of well completions and the level of workover activity. Drilling and workover activity can fluctuate significantly in a short period of time, particularly in the United States and Canada.

         The willingness of oil and gas operators to make capital expenditures for the exploration and production of oil and natural gas will continue to be influenced by numerous factors over which Ponder has no control, including the prevailing and expected market prices for oil and natural gas. Such prices are impacted by, among other factors, the ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to maintain price stability through voluntary production limits, the level of production by non-OPEC countries, worldwide demand for oil and gas, general economic and political conditions, costs of exploration and production, availability of new leases and concessions, and governmental regulations regarding, among other things, environmental protection, taxation, price controls and product allocations. No assurance can be given as to the level of future oil and gas industry activity or demand for Ponder's services and products.

         FOREIGN OPERATIONS

         Information by geographic location for 1996 is shown below. As discussed in Note 3 of the Notes to Consolidated Financial Statements, the Company's former operations in Azerbaijan are shown as discontinued operations in the consolidated financial statements:

                                                       Year Ended
                                                        August 31,
                                                          1996
                                                       -----------
         Net Sales-
         Domestic                                      $10,857,215
         Foreign                                         1,103,538
                                                       -----------

                          Total                        $11,960,753
                                                       ===========

         Loss from continuing operations-
         Domestic                                      $(5,122,718)
         Foreign                                          (147,773)
                                                       -----------

                          Total                        $(5,270,491)
                                                       ===========

         Identifiable assets-
         Domestic                                      $21,552,446
         Foreign                                         6,349,630
                                                       -----------

                          Total                        $27,902,076
                                                       ===========

         The Company's foreign operations relate to Panther and Villain as discussed in Note 16 to the Notes to the Consolidated Financial Statements.

         COMPETITION

         The Company competes with numerous companies offering rental tool services to the oil and gas industry. The Company experiences competition from both small and major companies in all of its areas of operations. Many of the Company's competitors are small, single-location companies, which offer only specialized types of tools and services. Ponder also competes with large, international corporations such as Weatherford Enterra, Inc. and Tri-State (a Baker Hughes Incorporated company) in most of the markets in which it participates. These competitors have multiple locations, larger inventories of rental tools and access to financial resources greater than the Company. The principal methods of competition that apply to the Company's rental tools and fishing tool services are price, quality, availability and reputation. While price is a major consideration to its customers, the Company believes that its competitive position is enhanced by its experience, size, large inventory of equipment, numerous locations in close proximity to drilling and production sites, commitment to high quality equipment maintenance, customer service and experienced personnel.

         GOVERNMENTAL REGULATIONS

         The Company currently is not directly subject to any specific regulatory body, either state or federal. The most significant regulations that the Company must comply with are those imposed by the Occupational Safety and Health Administration. The Company has not had any material fines or penalties levied against it due to unsafe working conditions for its employees. Safety training programs are conducted on a regular basis. There can be no assurance that the cost of compliance with current environmental and safety regulations or future changes in such laws and regulations will not have a material adverse effect on the Company's operations.

         ENVIRONMENTAL MATTERS

         The trend in environmental regulations is to place more restrictions on activities that may affect the environment, such as emissions of air and water pollutants, generation and disposal of wastes, and the use and handling of chemical substances. While the Company believes the cost of compliance with environmental laws and regulations are not currently material, such costs have increased over the past few years and are expected to continue to increase in the future. Furthermore, because environmental laws and regulations are frequently changed, and because environmental expenditures are often related to unforeseen conditions with respect to facilities leased or acquired by the Company and pre-acquisition activities of businesses acquired by the Company, Ponder is unable to predict the impact that such laws and regulations may have on its business in the future.

         EMPLOYEES

         As of December 4, 1996, the Company had approximately 180 full-time employees, which does not include the supervisors who are independent contractors. None of the Company's employees belong to any labor unions, and the Company believes its relationship with its employees is good.

         EXECUTIVE OFFICERS OF THE REGISTRANT

         The current executive officers of the Company, their names, ages, positions and tenure with the Company as of December 4, 1996 are as follows:

                                                                        Officer
       Name                Age           Position                        Since
       ----                ---           --------                        -----
Larry D. Armstrong         56       President and Chief                  1995
                                    Executive Officer

Eugene L. Butler           55       Executive Vice President             1996
                                    and Chief Financial Officer

Frank J. Wall              41       Executive Vice President of          1990
                                    Operations

O. A. "Buddy" Jackson      58       Executive Vice President of          1996
                                    Marketing

Mark R. Paisley            43       Secretary                            1995

Gerald A. Slaughter        53       Vice President and Controller        1996

         There are no family relationships among the officers listed, and there are no arrangements or understandings pursuant to which any of them were elected as officers. Officers are elected annually by the Board of Directors at its first meeting following the annual meeting of stockholders, each to hold office until the corresponding meeting of the Board in the next year or until his successor shall have been elected or shall have been qualified.

ITEM 2.  PROPERTIES

         The Company's principal executive offices are located at 5005 Riverway Drive, Suite 550, Houston, Texas 77056 and its telephone number at that address is (713) 965-0653. The Company's administrative offices are located at 511 Commerce Drive, Alice, Texas and its telephone number at that address is (512) 664-5831. The Company's other properties include 20 equipment rental and sales facilities owned or leased in Texas, Louisiana, Mississippi, Oklahoma, Arkansas, and Illinois. In addition, the Company has two facilities located in the United Kingdom. Substantially all of the Company's fixed assets are pledged as security to KBK Financial, Inc. as collateral for certain of the Company's long term debt. See Note 6 of Notes to Consolidated Financial Statements. The Company believes that its facilities are generally adequate for their respective operations, and that the facilities of the Company are maintained in good repair. The Company is lessee under a number of cancelable and noncancelable leases for certain real properties. See Note 11 of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

         In October 1995, the Securities and Exchange Commission (the "Commission") notified the Company that the staff of the Commission intended to recommend that the Commission institute a cease and desist proceeding against the Company and various former officers and directors of the Company on the basis of alleged violations of the Securities Act of 1934 (the "Exchange Act"), primarily related to the Company's accounting treatment with respect to revenue recognition for the Company's former operations in Azerbaijan in the Company's periodic reports filed with the Commission in late fiscal 1992 and fiscal 1993 and the Company's press release in August 1992 concerning the results of the Azerbaijan operations. The Company has requested that the Commission not follow the recommendations of the staff on the grounds that its accounting treatment with respect to the Azerbaijan operations was appropriate under the then existing circumstances and that the revenue was recognized in good faith. Recently, the staff indicated it would not recommend action concerning the Exchange Act filings but did intend to recommend that the Commission take action with respect to the press release. That recommendation is currently pending and at this time there has been no indication as to what action the Commission will take.

         The Company is a defendant in a lawsuit by a former employee seeking damages for wrongful termination. The suit was filed on December 6, 1993. The suit seeks approximately $317,000 in unpaid wages and value of $142,695 for 38,052 shares of stock he would have earned during the remainder of his contract term. In May 1995, the former employee sought to enjoin the Company from conducting an auction sale of certain assets; as a result of those injunctive proceedings, the Court ordered that $200,000 of the proceeds from the auction be tendered into the registry of the Court to satisfy any possible adverse judgment against the Company. The Company asserts that the former employee was properly terminated under the terms of his contract and is vigorously contesting the claim and believes that it has meritorious defenses regarding this matter.

         In August 1996, a case was filed in the United States District Court for the Western District of New York alleging that the Company breached an obligation to convert certain debentures held by the plaintiff into the Company's common stock. The plaintiff asserts damages in an amount in excess of $50,000, attorney's fees and costs and seeks an order compelling the Company to convert the plaintiff's debentures into common stock. The Company is contesting the plaintiff's claims and has responded to the plaintiff's complaint by filing counterclaims and third-party claims against the plaintiff, the Company's other convertible debenture holders and the placement agent on the convertible debenture offering alleging various violations of the Securities Exchange Act, common law fraud, civil conspiracy, negligent misrepresentation, breach of contract, breach of fiduciary duty, negligence, indemnification and seeking a declaration that the Company has no obligation to convert the debentures and no liability for failure to so convert. Also, in August 1996, an action was filed in the United States District Court for the Northern District of Illinois, Eastern Division, by two other convertible debenture holders of the Company who allege that the Company breached an obligation to convert certain debentures held by the plaintiffs into the Company's common stock. The plaintiffs seek a declaratory judgment setting forth the rights and liabilities of the parties and an award of shares of common stock or an undisclosed amount of money allegedly due them. The Company is contesting plaintiffs' claims and has removed the action to federal court and has moved to transfer it to the Western District of New York pursuant to a forum selection clause in the agreements between the parties. The plaintiffs have recently agreed to the transfer of the action to the Western District of New York.

         The Company is also a party to additional claims and legal proceedings arising in the ordinary course of business. Although no assurances can be given, the Company believes it has meritorious defenses to all of the above actions and intends to defend itself vigorously. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party, including those described above, would have a material adverse effect on the Company's financial statements; however, due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of precision and there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on the Company's results of operations for the interim period in which such resolution occurred. The Company has accrued $500,000 at August 31, 1996, as its estimate of costs it expects to incur in defense of the above actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


                                    PART II.


ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         As of December 4, 1996, there were approximately 2,000 beneficial owners of the Company's common stock which is traded on the NASDAQ Small Cap System under the symbol "PNDR". The Company's common stock is also listed on the Boston Stock Exchange. The following table sets forth, for the calendar periods indicated, the range of high and low closing prices for the Company's common stock, as reported by the NASDAQ Small Cap System:

                                           1996                                      1995
                           -------------------------------------   ---------------------------------------

                                High              Low             High               Low
                               ------            -----           ------             -----
 First Quarter                 $1-5/8            $3/4            $3-7/8            $1-11/16

 Second Quarter                 4-1/16            1               2-1/16            31/32

 Third Quarter                  6-1/4             3-13/16         2-1/8              23/32

 Fourth Quarter                 4-7/8             1-5/16          1-17/32            11/16


         The closing price of the Company's common stock on December 4, 1996 was $1-27/32.

         The Company has not paid dividends on its common stock the past three years and anticipates that it will not pay dividends in the foreseeable future. The terms of the Company's new loan agreements restrict the payment of
dividends.   See Note 6 of the Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the Company's financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein.

                            OPERATING STATEMENT DATA


                                                                        Years Ended August 31
                                      -------------------------------------------------------------------------------------------
                                             1996              1995             1994             1993              1992
                                           --------          --------         --------         --------          --------
 Tool rentals and sales                    $11,960,753       $6,756,738       $7,634,902       $8,719,352       $12,262,070

 Loss from continuing operations            (5,270,491)        (440,532)      (1,567,034)      (1,279,860)       (1,890,239)

 Income (loss) from discontinued
 operations                                  1,378,418       (3,790,911)      (1,531,642)               -                 -

 Cumulative effect of change in
 accounting principle                                -        1,139,780                -                -                 -

 Net loss                                   (3,892,073)      (3,091,663)      (3,098,676)      (1,279,860)       (1,890,239)

 Income (loss) per share-Continuing
 operations                                      $(.60)           $(.07)           $(.25)           $(.20)            $(.36)

 Discontinued operations                           .16             (.59)            (.24)               -                 -

 Change in accounting principle                      -              .18                -                -                 -

 Net loss                                         (.44)            (.48)            (.49)            (.20)             (.36)

                               BALANCE SHEET DATA

                                                                              August 31
                                      -------------------------------------------------------------------------------------------
                                                1996             1995             1994             1993              1992
                                              --------         --------         --------         --------          --------
 Working capital (deficit)                   $1,196,789       $1,209,627      $(3,388,984)        $425,140       $(1,166,915)

 Total assets                                27,902,076        6,815,177       10,829,276       13,554,999        15,630,746

 Long-term debt                               4,148,207        2,343,012                -        2,450,000                 -

 Stockholders' equity                         7,012,520        2,311,928        5,406,665        8,508,415         9,751,153

 Book value per common share                       $.59             $.36             $.85            $1.33             $1.46


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is included to describe the Company's financial position and results of operations for each of the three years in the period ended August 31, 1996. The Consolidated Financial Statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

         BUSINESS REVIEW

         Ponder is an international oil field service and rental tool company that specializes in the use of fishing tools for the recovery of unwanted obstructions in oil and gas wells. The Company also rents specialized oil field equipment such as pressure control equipment, tools, pipe and tubing used in the drilling, completion and workover of wells. Ponder currently has 20 locations domestically and two internationally serving the North Sea area.




         Since 1981, when the Company was founded, Ponder has been engaged principally in providing fishing tool services to its customers in the United States. In 1992, however, the Company started a major project in Azerbaijan, formerly a state in the Soviet Union, which appeared to have great potential. Instead, the project was a financial disaster, causing management and the Board of Directors to seek a new direction with a new strategy. It started this new direction by hiring Larry D. Armstrong as President and acquiring his company, Armstrong Tool, Inc. Mr. Armstrong commenced a new strategy of growth by acquisition and internal expansion.

         Ponder's strengths were its history, reputation, quality of service and its people. Despite this, the new strategy would prove difficult to implement because Ponder was financially unstable and losing significant cash. Growing the Company would require the use of equity to acquire assets and raise much needed cash to fund its operating losses, open new locations, hire strong management and sales teams, and buy additional equipment.

         In 1996 management raised over $12 million in cash from financing activities including the sale of convertible debentures and common stock. Subsequent to year-end, Ponder completed a new $10 million financing agreement to pay off existing bank debt and provide additional working capital for continuing growth. Ponder has acquired 10 companies, including Armstrong Tool, Inc. and has opened three new locations, two in Louisiana and one in Texas.
One of the companies acquired, Panther Oil Tools, is located in the North Sea area. The Company also recently signed an agreement to form a joint venture for operations in the Middle East. Revenues were nearly $12 million for the year ended August 31, 1996 and are almost double compared to last year, with 1996 fourth quarter revenues approaching $5 million.

         Demand for the Company's services and rentals depends primarily on the number of oil and gas wells being drilled, the depth and drilling conditions of such wells, and the level of workover activity. Drilling and workover activity is largely dependent on the prices for oil and natural gas. Demand for oil and natural gas the past year has allowed for much higher prices in 1996 than the average prices for the past several years. World oil prices have been in the mid to low $20's per barrel for several months and many industry analysts are forecasting this situation to continue in 1997. These favorable market conditions should continue and allow Ponder to continue its growth and return to profitability.

         FINANCIAL CONDITION

         In November 1996, the Company completed a $10 million financing agreement with KBK Financial, Inc. The agreement includes a $4 million Revolving Receivable Facility, a $2.5 million Revolving Credit Note and a $3.5 million Term Note. The Receivable Facility is a two year facility that is based on accounts receivable and will be utilized for short-term liquidity needs. The $2.5 million Revolving Credit Note is a five year facility, based on inventory and equipment and these funds will be used to acquire capital assets to expand the business. The $3.5 million Term Note is a five and one half year note, interest only for the first six months and amortizes over the remaining five years, collateralized by equipment. The funds will be used to pay off existing bank debt of $3 million, with the balance being used to acquire capital equipment. This loan agreement was completed subsequent to year end but is significant to the liquidity of the Company and its continuing expansion program during 1997.

         In April 1996, the Company raised approximately $10 million, net of fees, by issuing eight percent Convertible Debentures. These debentures are convertible into Common Stock, subject to defined conversion factors, and the balance at year end was $9,150,000.

         The Company acquired approximately $14 million of property and equipment during the year. The sources used to purchase these assets were provided primarily from securities issued and funds received on the convertible debentures issuance.

         Working capital was approximately $1.2 million at August 31, 1996 and 1995. The current ratio at year end was approximately 1.2 to 1.0 compared to
1.6 to 1.0 last year. The long-term debt (assuming the conversion of the convertible debentures) as a percent of total capitalization was 26% at year end compared to 56% last year. The overall liquidity of the Company has improved significantly in 1996 compared to 1995. The Company will have approximately $5 million available under its financing agreements after paying off the bank debt and certain payables outstanding at August 31, 1996.

         Management believes the combination of working capital, the unused portion of existing credit facilities and anticipated cash flows from operations provide the Company with sufficient capital resources and liquidity to manage its routine operations.

         YEAR ENDED AUGUST 31, 1996 V. 1995

         A net loss of $3,892,000, or $.44 per share, was recorded in 1996 compared with a net loss of $3,092,000, or $.48 per share, in 1995. The Company's loss from continuing operations in 1996 was $5,270,000, or $.60 per share, as compared to a loss of $440,000, or $.07 per share, in 1995. In 1995, the Company recognized a $3,791,000 loss, or $.59 per share, as a result of the write-off of its operations in Azerbaijan and recognized income of $1,140,000, or $.18 per share, due to a cumulative effect of a change in accounting principle for its inventory of parts. In 1996 the Company disposed of its operations in Azerbaijan. The sale resulted in a gain of $1,400,000 and income from discontinued operations of $1,378,000, or $.16 per share.

         Revenues increases $5,204,000, or 77%, to $11,961,000 in 1996 compared to $6,757,000 in 1995. The increase is due to a significant increase in the domestic marketing effort and an increase in operating locations. Revenues attributable to the four Texas stores and the machine shop operation in place at the beginning of the year increased $1,248,000, or 18%, to $8,005,000 in 1996 as compared to $6,757,000 in 1995. During 1996 the Company added nine new store locations in Oklahoma, Arkansas, Louisiana, Mississippi, Illinois and Texas, and these new locations contributed approximately $2,852,000 to the current year increase. Effective April 1, 1996, the Company acquired Panther Oil Tools, (UK) Ltd. (an English corporation), and the assets of Villain Ltd. (a Guernsey Corporation). These acquisitions resulted in an additional $1,104,000 in 1996 revenues.

         Cost of sales and service increased $1,959,000, or 58%, to $5,320,000 in 1996 from $3,361,000 in 1995. Operating expenses increased $2,711,000, or 122%, to $4,941,000 in 1996 as compared to $2,230,000 in 1995. Cost of sales and operating expenses increased relative to the increase in revenues, while operating expenses increased in a greater percentage, due to the start-up cost incurred in establishing the new store locations and the addition of 62 operating personnel.

         General and administrative expenses increased $3,875,000, or 149%, to $6,478,000 in 1996 from $2,603,000 in 1995. During 1996, the Company significantly increased its domestic marketing effort by adding 41 personnel in the regional and corporate sales group and has established a marketing presence in Oklahoma, Arkansas, Illinois and the Gulf Coast region. During the year, the Company relocated its corporate offices to Houston, Texas with the Alice, Texas facility remaining as the administrative office. The Company has added 15 personnel in the corporate and administrative functions as a result of the expansion effort. The employee costs and other related expenses associated with this expansion accounts for approximately $2,450,000, or 63% of the current year increase. Fees for professional services increased $650,000, or 17% of the current year increase, primarily due to the Company's accrual of legal fees of $500,000 as the estimated cost it expects to incur in defense of certain contingencies discussed in Notes 13 and 18. Additionally, the Company incurred increased accounting, legal and public corporation expenses associated with the increase in business activity. Expenses of $700,000 were recognized during the year, relating to a stock grant and consulting arrangement with the former chairman of the Company, as discussed in Notes 18 and 19.

         Interest expense, net increased $202,000, or 43%, to $673,000 in 1996 from $471,000 in 1995. The increase is due primarily to $285,000 non-cash interest expense on the 8% Convertible Debentures issued effective April 26, 1996, as discussed in Note 7, offset by a reduction in the average interest rate of bank debt during the year and increased interest income.

         The gain (loss) on disposal of assets decreased from a gain of $1,320,000 in 1995 to a loss of $12,000 in 1996. In 1995, the Company conducted an auction of its excess rental tools and certain equipment with a resultant $1,358,000 gain from disposal of assets.

         YEAR ENDED AUGUST 31, 1995 V. 1994

         Revenues decreased $878,164 in 1995 when compared to 1994. The reduction is attributable to the overall lack of domestic marketing efforts. In August 1995, the Company mounted a domestic sales effort by placing sales personnel in major marketing areas of the Company. Early results of this effort appear favorable and management believes the early results of the sales effort foretell increased sales and revenues. The Company has added coverage in a market area through an acquisition in Oklahoma and opening of two Company stores. The Company feels these additions along with increased marketing efforts will result in increased revenues for 1996. A change in the accounting procedure for inventory to better reflect cost of sales on parts resulted in a one-time gain of $1,139,780. A write off of all Azerbaijan assets and a one-time charge of $400,000 for shut-down costs resulted in a one-time loss of $3,400,000.

ITEM 8.  FINANCIAL STATEMENTS AND SCHEDULES

         The reports of the Company's Independent Public Accountants, Financial Statements and Notes to Financial Statements appear herein commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The firm of Hairston, Kemp, Sanders & Stich, P.C., certified public accountants ("Hairston") served as the independent auditors of the Company until January 8, 1996 at which time the Company dismissed the firm now known as Kemp & Stich, P.C. and engaged William B. Sanders, C.P.A. ("Sanders") as the principle accountant of the Company (see Form 8-K dated January 8, 1996). On April 10, 1996, Sanders was dismissed by the Company from its role as principle accountant. The decision to change accountants was recommended by the board of directors of the Company.

         In connection with the audits of the two fiscal years ended August 31, 1995, and the subsequent interim period through April 10, 1996, there were no disagreements with Hairston or Sanders on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

         Other than a qualification of opinion as to the Company's ability to continue operations as a going concern due to recurring losses from continuing operations for the past three years contained in the independent auditor's report filed by Hairston in connection with the Company's consolidated financial statements for the fiscal years ended August 31, 1995 and August 31, 1994 and a qualification of opinion regarding the recovery of the Company's cost of its Azerbaijan operations contained in the 1994 independent auditor's report, the audit reports of Hairston on the consolidated financial statements of the Company as of and for the years ended August 31, 1994 and 1995, did not contain any adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

         On April 10, 1996, Arthur Andersen LLP ("Andersen") was engaged to audit the financial statements of the Company for its fiscal year ended August 31, 1996. The Company has authorized Sanders to respond fully to inquiries of Andersen. The Company did not contact Andersen during the Company's two most recent fiscal years, or any subsequent interim period, regarding (1) any disagreement with Sanders or Hairston or (2) the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements. Prior to its agreement, Andersen was neither asked for, nor has it expressed any opinion on any accounting issues concerning the Company.

                                   PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information required under this Item will be contained in the Company's Proxy Statement for the 1997 Annual Meeting, which is incorporated herein by reference.

      See also "Executive Officers of the Registrant" under Part I, Item 1, herein.

ITEM 11.   EXECUTIVE COMPENSATION

      Information required under this Item will be contained in the Company's Proxy Statement for the 1997 Annual Meeting, which is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information required under this Item will be contained in the Company's Proxy Statement for the 1997 Annual Meeting, which is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required under this Item will be contained in the Company's Proxy Statement for the 1997 Annual Meeting, which is incorporated herein by reference.


                                    PART IV.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. FINANCIAL STATEMENTS

                                                                                                                     Page
                                                                                                                     ----
        Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-1

        Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-2

        Consolidated Balance Sheets - August 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . .   F-3

        Consolidated Statements of Operations for the years ended
        August 31, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-4

        Consolidated Statements of Stockholders' Equity for the years
        ended August 31, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-5

        Consolidated Statements of Cash Flows for the years ended
        August 31, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-6

        Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-8

2.      FINANCIAL STATEMENT SCHEDULES

        None

        Schedules of the Company are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.


3.      EXHIBIT INDEX

Exhibit
Number       Identification of Exhibit                                             Page Number
-------      -------------------------                                             -----------
 2.1         Agreement for Sale and Purchase of Stock of Runyon Oil Tools, Inc.
             dated April 26, 1996, among Ponder Industries, Inc., Runyon Oil
             Tools, Inc., Steven E. Runyon, Freda M. Runyon, as Custodian for
             Stephanie Runyon under the Illinois Uniform Transfers to Minors
             Act, Freda M. Runyon, as Custodian for Amanda Runyon under the
             Illinois Uniform Transfers to Minors Act, Freda M. Runyon, as
             Custodian for Lucas Runyon under the Illinois Uniform Transfers to
             Minors Act, and Freda M. Runyon, as Custodian for Blake Runyon under the Illinois Uniform Transfer to Minors Act. Incorporated herein by reference to Exhibit 2.1 of the Company's Quarterly Report on
             Form 10-Q filed July 15, 1996.

 2.2         Stock Purchase Agreement dated May 17, 1996, between Ponder
             Industries, Inc. and LJH Corporation. Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed
             July 15, 1996.

*2.3         Letter Agreement dated July 23, 1996 between Ponder Industries, Inc.
             and LJH Corporation.

 2.4         Stock Purchase Agreement dated May 23, 1996, among Ponder Energy
             Services, Inc., Panther Oil Tools (UK) Ltd. and Panther Oil Tools Ltd.
             Incorporated by reference to Exhibit 2.1 of the Company's Current
             Report on Form 8-K filed June 7, 1996.

 2.5         Asset Purchase Agreement dated May 23, 1996, among Ponder Energy
             Services, Inc., Villain Ltd., John Le Seeleur, Mel Maitland and
             Wayne Tynon, Incorporated by reference to Exhibit 2.2 of the Company's
             Current Report on Form 8-K filed June 7, 1996.

*2.6 Asset Purchase Agreement dated December 6, 1996 to be effective as of July 1, 1996 among Ponder Industries, Inc., Bosco Fishing and
             Rental Tools, Inc. and Brooks Owens.

 3           Articles of Incorporation and Bylaws of Ponder Industries, Inc.
             Incorporated herein by reference to Exhibit 3 filed with Registration
             Statement on Form S-1 (Commission File No. 33-33190).

 4           Instruments Defining the Rights of Security Holders. Incorporated herein by reference to Exhibit 4 filed with Registration Statement on Form S-1
             (Commission File No. 33-33190).

 4.1         Form of 8% Convertible Debenture of Ponder Industries, Inc. dated April 26,
             1996. Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed July 15, 1996.

 10.1        1994 Incentive Stock Option Plan. Incorporated herein by reference to
             Exhibits filed with Proxy Statement for the Company's annual meeting for
             1993.

 10.2        1994 Directors Stock Option Plan. Incorporated herein by reference to
             Exhibits filed with Proxy Statement for the Company's annual meeting for 1993.

 10.3        Regulation S Securities Subscription Agreement dated April 26, 1996, among each Subscriber for 8% Convertible Debentures of Ponder Industries,
             Inc. and Ponder Industries, Inc. Incorporated herein by reference to the
             Company's Quarterly Report on Form 10-Q filed July 15, 1996.

 10.4 Offshore Securities Subscription Agreement dated December 22, 1995, between Eagle Management Services Limited and Ponder Industries, Inc.
             Incorporated herein by reference to the Company's Quarterly Report
             On Form 10-Q filed July 15, 1996.

*10.5        Formation and Shareholders' Agreement of Ponder - DTI, Inc. dated
             November 15, 1996 between Ponder Energy Services, Inc. and Drilling
             Tools International, Ltd.

*10.6        Lease Agreement dated December 1, 1996 between Ponder Energy Services,
             Inc. and Drilling Tools International, Ltd.

 10.7 Offshore Securities Subscription Agreement dated December 22, 1995, between Atlantic Holdings Limited and Ponder Industries, Inc.
             Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed July 15, 1996.

 10.8        Warrant to Purchase Common Stock, $.01 par value, of Ponder Industries,
             Inc. between Eagle Management Services Limited and Ponder Industries,
             Inc. Incorporated herein by reference to the Company's Quarterly
             Report on Form 10-Q filed July 15, 1996.

 10.9        Warrant to Purchase Common Stock, $.01 par value, of Ponder Industries,
             Inc. between Atlantic Holdings Limited and Ponder Industries, Inc.
             Incorporated herein by reference to the Company's Quarterly Report on
             Form 10-Q filed July 15, 1996.

*11          Computation of Earnings (Loss) Per Share

 21          Subsidiaries

                                                              Name Under Which
             Name            State of Incorporation            Doing Business
             ----            ----------------------           ----------------

             Ponder Energy                                     Ponder Energy
             Services, Inc.       Delaware                     Services, Inc.

*23.1        Consent of Arthur Andersen LLP

*23.2        Consent of Hairston, Kemp, Sanders & Stich, P.C.

*27          Financial Data Schedule

(b)  REPORTS ON FORM 8-K.  None.
--------------------------------
 *   Filed herewith

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Ponder Industries, Inc.:

We have audited the accompanying consolidated balance sheet of Ponder Industries, Inc. (a Delaware corporation), and subsidiaries as of August 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ponder Industries, Inc., and its subsidiaries as of August 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note 14 to the financial statements, the Company changed its method of accounting for parts used in conjunction with its rental tools for the year ended August 31, 1995.




                                                        /s/ ARTHUR ANDERSEN LLP


San Antonio, Texas
December 2, 1996

                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
Ponder Industries, Inc.:

We have audited the accompanying consolidated balance sheet of Ponder Industries, Inc., and subsidiaries as of August 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended August 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ponder Industries, Inc., and its subsidiaries at August 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended August 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the Financial Statements, the Company has suffered recurring losses from continuing operations for the past three years, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 14 to the financial statements, the Company changed its method of accounting for parts used in conjunction with its rental tools for the year ended August 31, 1995.




/s/ HAIRSTON, KEMP, SANDERS & STICH, P.C.


San Antonio, Texas
November 20, 1995

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES


            CONSOLIDATED BALANCE SHEETS - - AUGUST 31, 1996 AND 1995




                          ASSETS                                                    1996            1995
                          ------                                                 -----------    ------------

CURRENT ASSETS:
   Cash and cash equivalents-
     Unrestricted                                                                $    397,927    $    180,445
     Restricted, debt collateral                                                         --           169,988
   Receivables, net of allowance for doubtful accounts
     of $138,491 and $81,731 in 1996 and 1995,
     respectively                                                                   3,646,960       1,277,110
   Other receivable                                                                   500,000            --
   Parts and supplies                                                               3,046,288       1,400,853
   Prepaid expenses and other                                                         514,464         341,468
                                                                                 ------------    ------------

                     Total current assets                                           8,105,639       3,369,864
                                                                                 ------------    ------------

PROPERTY AND EQUIPMENT                                                             28,170,569      14,310,745
   Less- Accumulated depreciation and amortization                                (12,644,782)    (11,548,868)
                                                                                 ------------    ------------

                                                                                   15,525,787       2,761,877
                                                                                 ------------    ------------

OTHER ASSETS                                                                        2,184,435         108,076

DEFERRED ASSETS, net                                                                  853,408            --

GOODWILL, net of accumulated amortization of $345,587 and
   $298,884 in 1996 and 1995, respectively                                          1,232,807         575,360
                                                                                 ------------    ------------

                                                                                    4,270,650       1,487,648
                                                                                 ------------    ------------

                                                                                 $ 27,902,076    $  6,815,177
                                                                                 ============    ============


             LIABILITIES AND STOCKHOLDERS' EQUITY                                   1996            1995
             ------------------------------------                               ------------    ------------

CURRENT LIABILITIES:
   Note payable                                                                  $       --      $    200,000
   Current maturities of long-term debt                                             1,393,001         356,522
   Bank overdraft                                                                     529,813            --
   Accounts and notes payable, trade                                                2,863,477         666,570
   Accrued liabilities-
     Commissions (related parties, $4,272 and $28,019 in 1996
       and 1995, respectively)                                                        123,562          83,919
     Other                                                                          1,998,997         342,836
     Estimated cost, discontinued operation                                              --           510,390
                                                                                 ------------    ------------

                 Total current liabilities                                          6,908,850       2,160,237
                                                                                 ------------    ------------

LONG-TERM DEBT, less current maturities                                             4,148,207       2,343,012
                                                                                 ------------    ------------

OTHER LONG-TERM LIABILITIES                                                           449,418            --
                                                                                 ------------    ------------

DEFERRED TAXES PAYABLE                                                                233,081            --
                                                                                 ------------    ------------

CONVERTIBLE DEBENTURES                                                              9,150,000            --
                                                                                 ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized 50,000,000 shares, issued
     12,131,347 and 6,667,437 shares as of August 31, 1996 and 1995, respectively, of which 289,873 are held in treasury as of August 31, 1996
     and 1995                                                                         121,313          66,674
   Additional paid-in capital                                                      21,880,361      13,216,573
   Cumulative foreign currency translation adjustment                                  23,596            --
   Accumulated deficit                                                            (13,775,188)     (9,883,115)
                                                                                 ------------    ------------

                                                                                    8,250,082       3,400,132
   Less-
     Note receivable for common stock                                                 (63,540)        (60,466)
     Deferred compensation                                                           (146,284)           --
     Treasury stock                                                                (1,027,738)     (1,027,738)
                                                                                 ------------    ------------

                 Total stockholders' equity                                         7,012,520       2,311,928
                                                                                 ------------    ------------

                                                                                 $ 27,902,076    $  6,815,177
                                                                                 ============    ============





                The accompanying notes are an integral part of
                   these consolidated financial statements.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE YEARS ENDED AUGUST 31, 1996, 1995 AND 1994


                                                                        1996            1995            1994
                                                                    ------------    ------------    ------------
TOOL RENTALS AND SALES                                              $ 11,960,753    $  6,756,738    $  7,634,902

COSTS OF SERVICE AND SALES                                             5,319,660       3,360,918       4,094,618
                                                                    ------------    ------------    ------------

                          Gross profit                                 6,641,093       3,395,820       3,540,284
                                                                    ------------    ------------    ------------

EXPENSES:
   Operating                                                           4,940,919       2,230,078       2,459,713
   General and administrative                                          6,477,636       2,603,362       2,308,249
                                                                    ------------    ------------    ------------

                                                                      11,418,555       4,833,440       4,767,962
                                                                    ------------    ------------    ------------

                          Operating loss                              (4,777,462)     (1,437,620)     (1,227,678)

OTHER INCOME (EXPENSE):
   Interest, net                                                        (673,027)       (470,903)       (413,122)
   Gain (loss) on disposal of assets                                     (12,395)      1,319,637         (27,257)
   Other                                                                 260,157         148,354         115,823
                                                                    ------------    ------------    ------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                   (5,202,727)       (440,532)     (1,552,234)


INCOME TAX EXPENSE                                                       (67,764)           --           (14,800)
                                                                    ------------    ------------    ------------

LOSS FROM CONTINUING OPERATIONS                                       (5,270,491)       (440,532)     (1,567,034)
                                                                    ------------    ------------    ------------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
   Operations                                                            (21,582)       (388,663)     (1,531,642)
   Disposal of assets including operations in disposal
     period                                                                 --        (3,402,248)           --
   Gain on sale of discontinued operations                             1,400,000            --              --
                                                                    ------------    ------------    ------------
                                                                       1,378,418      (3,790,911)     (1,531,642)
                                                                    ------------    ------------    ------------

LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE                                               (3,892,073)     (4,231,443)     (3,098,676)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                       --         1,139,780            --
                                                                    ------------    ------------    ------------
NET LOSS                                                            $ (3,892,073)   $ (3,091,663)   $ (3,098,676)
                                                                    ============    ============    ============

EARNINGS (LOSS) PER SHARE:
   Loss from continuing operations                                  $       (.60)   $       (.07)   $       (.25)
   Income (loss) from discontinued operations                                .16            (.59)           (.24)
   Cumulative effect of a change in accounting principle                    --               .18            --
                                                                    ------------    ------------    ------------

NET LOSS PER SHARE                                                  $       (.44)   $       (.48)   $       (.49)
                                                                    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES AND COMMON SHARE EQUIVALENTS
   OUTSTANDING                                                         8,748,498       6,377,564       6,377,564
                                                                    ============    ============    ============


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               FOR THE YEARS ENDED AUGUST 31, 1996, 1995 AND 1994


                                                                                                  Cumulative
                                                                                                   Foreign
                                                         Common Stock              Additional     Currency
                                                   ---------------------------      Paid-In      Translation    Accumulated
                                                      Shares       Par Value        Capital      Adjustment       Deficit
                                                   ------------   ------------   ------------   ------------   ------------
BALANCE, August 31, 1993                              6,667,437   $     66,674   $ 13,216,573   $       --     $ (3,692,776)
   Interest on note receivable for common
       stock                                               --             --             --             --             --
   Net loss                                                --             --             --             --       (3,098,676)
                                                   ------------   ------------   ------------   ------------   ------------

BALANCE, August 31, 1994                              6,667,437         66,674     13,216,573           --       (6,791,452)
   Interest on note receivable for common
     stock                                                 --             --             --             --             --
   Net loss                                                --             --             --             --       (3,091,663)
                                                   ------------   ------------   ------------   ------------   ------------
BALANCE, August 31, 1995                              6,667,437         66,674     13,216,573           --       (9,883,115)

   Shares issued under employment agreement             459,333          4,593        182,010           --             --
   Compensation expense                                    --             --             --             --             --
   Shares issued in connection with acquisitions      1,551,455         15,515      3,743,105           --             --
   Shares issued as employee bonus                       25,000            250         13,031           --             --
   Shares sold with warrants attached                 1,500,000         15,000        897,000           --             --
   Exercise of warrants                               1,000,000         10,000      1,490,000           --             --
   Shares sold                                           83,333            833        249,167           --             --
   Shares issued under option exercise                   16,500            165         37,733           --             --
   Debentures converted into shares                     828,289          8,283      1,651,742           --             --
   Compensation accrual for stock grant                    --             --          400,000           --             --
   Interest on note receivable for common
     stock                                                 --             --             --             --             --
   Foreign currency translation adjustment                 --             --             --           23,596           --
   Net loss                                                --             --             --             --       (3,892,073)
                                                   ------------   ------------   ------------   ------------   ------------
BALANCE, August 31, 1996                             12,131,347   $    121,313   $ 21,880,361   $     23,596   $(13,775,188)
                                                   ============   ============   ============   ============   ============

                                                        Note
                                                      Receivable
                                                        for
                                                       Common         Deferred        Treasury
                                                       Stock        Compensation       Stock           Total
                                                    ------------    ------------    ------------    ------------
BALANCE, August 31, 1993                            $    (54,318)   $       --      $ (1,027,738)   $  8,508,415
   Interest on note receivable for common
       stock                                              (3,074)           --              --            (3,074)
   Net loss                                                 --              --              --        (3,098,676)
                                                    ------------    ------------    ------------    ------------

BALANCE, August 31, 1994                                 (57,392)           --        (1,027,738)      5,406,665
   Interest on note receivable for common
     stock                                                (3,074)           --              --            (3,074)
   Net loss                                                 --              --              --        (3,091,663)
                                                    ------------    ------------    ------------    ------------

BALANCE, August 31, 1995                                 (60,466)           --        (1,027,738)      2,311,928

   Shares issued under employment agreement                 --          (186,603)           --              --
   Compensation expense                                     --            40,319            --            40,319
   Shares issued in connection with acquisitions            --              --              --         3,758,620
   Shares issued as employee bonus                          --              --              --            13,281
   Shares sold with warrants attached                       --              --              --           912,000
   Exercise of warrants                                     --              --              --         1,500,000
   Shares sold                                              --              --              --           250,000
   Shares issued under option exercise                      --              --              --            37,898
   Debentures converted into shares                         --              --              --         1,660,025
   Compensation accrual for stock grant                     --              --              --           400,000
   Interest on note receivable for common
     stock                                                (3,074)           --              --            (3,074)
   Foreign currency translation adjustment                  --              --              --            23,596
   Net loss                                                 --              --              --        (3,892,073)
                                                    ------------    ------------    ------------    ------------
BALANCE, August 31, 1996                            $    (63,540)   $   (146,284)   $ (1,027,738)   $  7,012,520
                                                    ============    ============    ============    ============



             The accompanying notes are an integral part of these
                      consolidated financial statements.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED AUGUST 31, 1996, 1995 AND 1994

                                                                      1996           1995           1994
                                                                  -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $(3,892,073)   $(3,091,663)   $(3,098,676)
   (Income) loss from discontinued operations                      (1,378,418)     3,790,911      1,531,642
   Cumulative effect of a change in accounting principle                 --       (1,139,780)          --
                                                                  -----------    -----------    -----------

       Loss from continuing operations                             (5,270,491)      (440,532)    (1,567,034)

   Adjustments to reconcile loss to net cash used in operating activities-
       Depreciation and amortization                                1,402,255        958,978      1,128,084
       (Gain) loss on disposal of assets                               12,395     (1,319,637)        27,257
       Noncash compensation expense                                   453,600           --             --
       Other noncash expenses                                          45,923        109,175           --
   Net change in operating assets and liabilities-
     Receivables                                                   (1,000,327)       326,877        119,609
     Other receivable                                                (500,000)          --             --
     Parts and supplies                                              (985,160)        10,696          8,776
     Prepaid expenses and other                                      (130,822)        42,885       (255,536)
     Accounts and notes payable, trade                              2,190,906       (732,915)       (37,518)
     Accrued liabilities                                            1,542,833       (123,880)       192,781
                                                                  -----------    -----------    -----------

       Net cash used in continuing operating activities            (2,238,888)    (1,168,353)      (383,581)
                                                                  -----------    -----------    -----------

CASH FLOWS FROM DISCONTINUED OPERATIONS:
   Income (loss) from discontinued operations                       1,378,418     (3,790,911)    (1,531,642)
   Add (deduct)-
     Depreciation expense                                                --          250,416         21,459
     Asset additions                                                     --          (27,581)    (1,121,093)
     Write-down of costs                                                 --        3,002,248      1,660,940
     Accrued liabilities, estimated operating cost for disposal      (510,390)       510,390           --
     Gain on sale of discontinued operations                       (1,400,000)          --             --
                                                                  -----------    -----------    -----------

       Net cash used in discontinued operations                      (531,972)       (55,438)      (970,336)
                                                                  -----------    -----------    -----------

       Net cash used in operating activities                       (2,770,860)    (1,223,791)    (1,353,917)
                                                                  -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                             (6,238,533)      (293,571)      (195,002)
   Acquisitions, net of cash acquired                              (2,470,845)          --             --
   Other asset additions                                           (1,196,047)          --          (50,384)
   Proceeds from asset sales and notes receivable                      18,542      2,700,115        263,291
                                                                  -----------    -----------    -----------

       Net cash provided by (used in) investing activities         (9,886,883)     2,406,544         17,905
                                                                  -----------    -----------    -----------

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED AUGUST 31, 1996, 1995 AND 1994

                                                                              1996              1995           1994
                                                                          ------------    --------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                                   $ (4,051,278)   $  (10,409,732)  $ (8,777,998)
   Financing and debt collateral payments                                     (925,012)         (224,643)          --
   Proceeds from long-term debt borrowings                                   3,671,804         9,676,824      8,954,005
   Proceeds from convertible debentures                                     10,950,000              --             --
   Bank overdraft                                                              529,813           (44,757)        44,757
   Proceeds from issuance of common stock                                    2,699,898              --             --
                                                                          ------------    --------------   ------------

       Net cash provided by (used in) financing activities                  12,875,225        (1,002,308)       220,764
                                                                          ------------    --------------   ------------

CASH AND CASH EQUIVALENTS:
   Increase (decrease)                                                         217,482           180,445     (1,115,248)
   Beginning of year                                                           180,445              --        1,115,248
                                                                          ------------    --------------   ------------

   End of year                                                            $    397,927    $      180,445   $       --
                                                                          ============    ==============   ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
     Cash paid during the year for-
       Interest                                                           $    458,044    $      472,358   $    416,196
       Income taxes                                                               --                --           14,800


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:



     Assets acquired in connection with acquisitions                      $  9,635,747    $      204,705   $       --
                                                                          ============    ==============   ============

     Liabilities assumed in connection with acquisitions                  $  1,689,995    $         --     $       --
                                                                          ============    ==============   ============

     Common stock issued in connection with acquisitions                  $  3,758,620    $         --     $       --
                                                                          ============    ==============   ============

     Debt incurred in connection with acquisitions                        $  2,177,329    $         --     $       --
                                                                          ============    ==============   ============

     Capital lease obligations incurred                                   $    293,819    $         --     $       --
                                                                          ============    ==============   ============

     Common stock issued in connection with debenture conversions
                                                                          $  1,660,025    $         --     $       --
                                                                          ============    ==============   ============

     Common stock issued to officers, directors and employees             $    346,168    $         --     $       --
                                                                          ============    ==============   ============

     Sale of discontinued Azerbaijan operations in exchange for
       2,000,000 shares of Titan stock                                    $  1,400,000    $         --     $       --
                                                                          ============    ==============   ============

     Compensation accrual for stock grant                                 $    400,000    $         --     $       --
                                                                          ============    ==============   ============



             The accompanying notes are an integral part of these
                   consolidated financial statements.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation
and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Ponder Industries, Inc., and subsidiaries (Ponder or the Company). All significant intercompany transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain reclassifications have been made to prior year balances to conform to current year financial statement presentation.

Business

The Company specializes in the downhole recovery of unwanted obstructions in the bore holes of oil and gas wells through the utilization of specifically designed tools, known as "fishing tools." The Company is engaged in the business of renting fishing tools as well as providing supervisory personnel for fishing operations. As of August 31, 1996, the Company operated out of its administrative headquarters in Alice, Texas, and "stores" located in Texas, Oklahoma, Arkansas, Illinois, Louisiana and Mississippi. The Company also operates in the UK through certain acquisitions during fiscal 1996 as discussed in Note 16.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Parts and Supplies

Parts and supplies for the manufacturing and repair of rental tools and parts used in conjunction with the rental of tools are stated at the lower of average cost or market with cost determined by the first-in, first-out method. These parts and supplies have been classified as a current asset on the accompanying consolidated balance sheets consistent with industry practice.
(See Note 14.)

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method at rates based on estimated lives of the respective assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. (See Note 4.)

Goodwill

Goodwill consists of cost in excess of net assets acquired related to the acquisition of businesses and assets. Goodwill is being amortized on a straight-line basis over periods ranging from 15 to 40 years.

Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments have been determined by the Company using appropriate valuation methodologies and approximate their recorded book values at August 31, 1996. The carrying values of the Company's cash and cash equivalents, receivables, accounts payable, debt and all other financial instruments approximate their fair values without consideration for the convertibility of the debentures (Notes 7 and 13).

Revenue Recognition

Revenues are recorded when services have been provided or products have been delivered.

Concentration of Credit Risk

The Company provides equipment and services to the oil and gas industries. Concentration of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses have not exceeded management's expectations.

Income Taxes

The Company accounts for income taxes using the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS No. 109), which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carryforwards. Deferred tax expense or benefit is recognized as a result of the changes in the assets and liabilities during the year. Management adopted FAS No. 109 for the first quarter of the year ended August 31, 1994. The Company has chosen to treat the adoption as a cumulative effect of a change in accounting principle. However, the accounting change had no material effect on the financial statements. The Company has established a valuation allowance equal to its net deferred tax asset.

Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents outstanding during each year. Any warrants or options outstanding are considered common stock equivalents provided they have a dilutive effect on earnings (loss) per share. For the 1995 and 1994 fiscal years presented, such items were antidilutive and have not been included in the per share calculation.

New Accounting Pronouncements

In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121), was issued. Under FAS 121, an impairment loss must be recognized for long-lived assets and certain identifiable intangibles to be held and used by an entity whenever events or changes in circumstances indicate that the carrying amounts of an asset may not be recoverable. FAS 121 is effective for financial statements issued for fiscal years beginning after

December 15, 1995, and must be adopted on a prospective basis. Restatement of previously issued financial statements is not permitted. Management of the Company does not anticipate that the adoption of FAS 121 will have a material effect on the financial position or results of operations of the Company.

In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), was issued. FAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, FAS 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Entities electing to remain with the accounting prescribed by APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method recommended by FAS 123 had been applied. The accounting and disclosure requirements of FAS 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company intends to measure compensation costs in accordance with APB 25 and to provide pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under FAS 123 had been applied. Therefore, FAS 123 will not have a material effect on the financial position or results of operations of the Company.

 2.   OPERATIONS, LIQUIDITY, CAPITAL RESOURCES AND
      VULNERABILITY DUE TO CERTAIN CONCENTRATIONS:

During the years ended August 31, 1996, 1995 and 1994, the Company incurred net losses from continuing operations of $5,270,491, $440,532 and $1,567,034, respectively. These losses have been funded primarily through issuances of common stock and convertible debentures and debt financing. As discussed in
Note 6, the Company was not in compliance with certain covenants of its note payable to a bank. The note was refinanced subsequent to August 31, 1996, with a new lender on a long-term basis. The Company has also taken steps to improve its 1997 fiscal year operating results, which include anticipated improvements relating to the Company's 1996 acquisitions described in Note 16. The Company's management believes that it is likely the Company's operating results for fiscal 1997 will significantly improve over fiscal 1996 and will generate sufficient working capital to sustain its operations throughout the year. However, there are no assurances that the Company can achieve such operating improvements. If the Company is unable to significantly improve operations, the Company will require additional capital infusions to maintain continuing operations. There are no assurances that any additional capital infusions would be available.

Also, the Company's products and services are marketed under highly competitive conditions. Products and services similar to those provided by the Company are available from competitors in the U.S. and foreign markets, many with greater financial resources than those of the Company. Approximately 9 percent of the Company's net sales for the year ended August 31, 1996, and 23 percent of its identifiable assets at August 31, 1996, are attributable to foreign operations as described in Note 17.

Approximately 5 percent of the Company's total assets and 20 percent of its total stockholders' equity at August 31, 1996, relate to the Company's investment in and other receivable related to Titan Resources, Inc. (Titan), as described in Note 3. While management of the Company believes such amounts are recorded at their fair market values at August 31, 1996, there can be no assurance that the Company will realize the book value of its Titan related investments. The inability of the Company to realize its Titan related investments could have a material adverse effect on the Company's future results of operations and its financial position. At December 2, 1996, the last quoted sales price for Titan was $.50 per share.

 3.   DISCONTINUED - AZERBAIJAN OPERATIONS:

The Company commenced the establishment of operations in Azerbaijan and other former republics of the Soviet Union in April of 1992. Such operations were started based on a purported agreement between MegaOil USA/Vista Joint Venture
(Mega) and Azerbaijan Oil Company, an arm of the Government of Azerbaijan. It was subsequently determined that such agreement was not valid and management actions were taken to protect the Company's assets and costs incurred in this area by forming a new joint venture "Baku-Ponder Services JV." This entity was registered to do business in Azerbaijan. Also, Ponder International Services, Inc. (PISI), a wholly owned subsidiary, was formed. PISI contracted with the State Oil Company of Azerbaijan (SOCAR) to perform services and rent and sell equipment for the workover of onshore and offshore oil and gas wells. PISI performed jobs for SOCAR during fiscal 1995 but was unsuccessful in obtaining full payment for services. Consequently, the service work was terminated and future work was questionable under the contract. Work for other entities in the region was not sufficient to result in profitable operations for this segment of the Company for the year ended August 31, 1995.

A provision in the Company's loan agreement required management to determine if its Azerbaijan operation would achieve financial stability by December 31, 1995. Management's evaluation of the operation was that it was in the Company's best interest to discontinue operations in this region. Attempts were made to dispose of or enter into joint arrangements with third parties with greater financial resources to obtain value for these operations. By November 1995, none of these attempts resulted in any reasonable expectation of being able to complete a disposition or arrangement with a third party. Accordingly, management concluded to write off all cost of assets in Azerbaijan as of August 31, 1995 ($3,002,248), and to provide an additional $510,390 to cover operations through August 31, 1995, and during the estimated period to complete their discontinuance.

In February of 1996, the Company sold its operations in Azerbaijan to Titan for 2,000,000 shares of Titan stock. The Company then sold 500,000 shares of Titan stock to an investment company for $500,000. This amount is shown as an other receivable on the consolidated balance sheet at August 31, 1996. The remaining 1,500,000 shares of Titan stock were valued at an estimated fair market value of $900,000 (60 cents per share). This investment is a component of other assets on the consolidated balance sheet at August 31, 1996. This resulted in a gain of $1.4 million on the discontinued operations that were previously written off. The Titan stock was valued at a discount to its trading price when acquired in recognition of its restricted status, the thinly traded nature of this security and related price volatility. The Titan stock is classified as an available-for-sale security in accordance with the guidelines of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At August 31, 1996, the estimated fair market value of Titan was $.60 per share and, thus, no unrealized holding gain or loss is reported as a separate component of stockholders' equity.

 4.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                      August 31
                             --------------------------
                                1996            1995       Asset Life
                             -----------   ------------  --------------
Land                         $   205,495   $   180,495
Buildings and improvements     1,847,789     1,621,749   20 years
Rental tools and equipment    21,732,740     9,956,706   5 - 10 years
Shop equipment and tools       1,893,937     1,785,579   5 years
Transportation equipment       1,693,586       349,159   3 - 5 years
Furniture and fixtures           533,755       417,057   5 years
Capital leases                   263,267          --     3 - 5 years
                             -----------   ------------

                             $28,170,569   $ 14,310,745
                             ===========   ============

During May of 1995, the Company conducted an auction of its excess rental tools and certain equipment. Such sale resulted in $2,657,656 proceeds and $1,357,887 gain from disposal of assets.

 5.   NOTES PAYABLE, ACCOUNTS PAYABLE
      AND ACCRUED LIABILITIES:

On July 27, 1995, the Company signed a revolving loan agreement with a bank. The revolving line of credit bears interest at 2.5 percent above a defined reference lending rate. At August 31, 1996 and 1995, the Company had $0 and $200,000, respectively, borrowed against this line of credit that provides a maximum borrowing limit of $500,000. Borrowings are further limited to 80 percent of certain defined accounts receivable, up to the maximum limit. The note is secured under the same agreement as a long-term note payable to the same lender as described in Note 6. Also, as discussed in Note 6, the Company was not in compliance with certain of the lender's required covenants at August 31, 1996. The weighted average interest rates on short-term borrowings were 9.3 percent and 11.5 percent for the respective years ended August 31, 1996 and 1995.

Included in accounts and notes payable-trade on the accompanying balance sheets as of August 31, 1996 and 1995, are $501,599 and $229,367 notes payable, respectively. These notes are for insurance and are due in equal monthly installments during the succeeding fiscal year.

Included in other accrued liabilities at August 31, 1996, are $350,000 of accrued bonuses, $850,000 of accrued legal and professional fees, $27,000 of accrued interest expense, $190,000 of accrued taxes and $150,000 of accrued insurance expenses. Included in other long-term liabilities at August 31, 1996 is $254,000 of accrued interest expense related to the convertible debentures described in Note 7.

 6.   LONG-TERM DEBT, INCLUDING CAPITAL
      LEASE OBLIGATIONS:

Long-term debt consists of the following:

                                                      August 31
                                               --------------------------
                                                  1996           1995
                                               -----------    -----------
Notes payable-
  Bank term note                               $ 2,174,254    $ 2,500,000
  Bank note to fund Apex Tool acquisition          176,362           --
  Real estate                                       71,485         74,317
  Bank note assumed in Bosco acquisition           650,000           --
  Bosco                                            550,000           --
  Capital lease obligations                        540,370        125,217
  Apex Tool                                        200,000           --
  Vehicles                                         851,866           --
  Related-party promissory note                    326,871           --
                                               -----------    -----------

                                                 5,541,208      2,699,534
  Less- Current maturities                      (1,393,001)      (356,522)
                                               -----------    -----------

Long-term debt, excluding current maturities   $ 4,148,207    $ 2,343,012
                                               ===========    ===========

Maturities of long-term debt as of August 31, 1996, were as follows:

           1997                              $  1,393,001
           1998                                 1,026,628
           1999                                   952,342
           2000                                   734,589
           2001                                   847,832
           Thereafter                             586,816
                                             ------------
                                             $  5,541,208
                                             ============


On July 27, 1995, the Company entered into a loan agreement with a bank that provides both a revolving line of credit and a term facility. See Note 5 for a description of the revolving credit line. The term note bears interest at 2.5 percent above a reference rate (8.25 percent at August 31, 1996) and is payable in monthly installments of $54,668 commencing December of 1995. The agreement was to remain in force for a three-year period. Both the revolving and term notes are secured by the Company's assets, not otherwise pledged as collateral under other debt agreements and are guaranteed by the Company's former chairman of the board and chief executive officer, the Company's current president and one of the Company's subsidiaries. Under the terms of this loan agreement, the Company was required to establish a collateral reserve account of $300,000 by December 31, 1995. Such funds are restricted and are to be used for payment of any current obligation under this bank loan agreement. As of August 31, 1996 and 1995, $0 and approximately $170,000, respectively, of funds were deposited in said account and included in restricted assets on the accompanying consolidated balance sheets. Additionally, the agreement contains covenants for compliance with reporting and prompt payment of certain items and obtaining prior approval from the lender before entering into certain transactions. At August 31, 1996, and subsequent thereto, the Company was not in compliance with certain of the agreement's covenants and, thus, was in technical default on the term note. In November 1996, the Company obtained new financing from a lender and paid off the term note. Accordingly, the term note described above has been classified in accordance with the terms of the new financing on the accompanying balance sheet at August 31, 1996. The new financing provides for a $2.5 million inventory based line of credit (Inventory Revolver) and a $3.5 million term loan (Term Loan) (collectively "Notes"). The Inventory Revolver allows for periodic borrowings, repayments and reborrowings up to the lesser of $2.5 million or an inventory and rental tools supported Borrowing Base, as defined, provides for monthly interest payments at a variable rate (15.25 percent at November 30, 1996) and matures in full in November 2001. The Term Loan allows for borrowings up to the lesser of $3.5 million or the Borrowing Base less the outstanding principal balance of the Inventory Revolver. The Term Loan bears interest at a variable rate (15.25 percent at November 30, 1996) and requires monthly payments of interest only through May 1997. Beginning in June 1997, the Term Loan requires monthly principal and interest payments of $82,806 through May 2002 with a final payment of all unpaid principal and interest due in June 2002. The Notes are secured by substantially all of the assets of the Company and prohibit the payment of dividends on the Company's common stock. The loan agreement under the Notes requires compliance with various covenants including maintenance of a debt service coverage ratio, as defined, of 1.15:1 as of the fiscal quarter ending August 31, 1997, and increasing to 1.25:1 for each quarter ending November 30, 1997, through May 31, 1998, and 1.5:1 for the quarters ending August 31, 1998, and thereafter. Additionally, the Company must maintain a tangible net worth, as defined, of not less than $13.5 million at all times. The tangible net worth requirement allows subordinated indebtedness, as defined, to be treated as a component of net worth. For purposes of this requirement, the convertible debentures as described in Note 7 are treated as tangible net worth.

The bank note to fund the Apex Tool acquisition (see Note 16) bears interest at
2.5 percent above a reference rate (8.25 percent at August 31, 1996), is secured by certain real estate in Oklahoma and is payable monthly through August 1998.

The real estate note is to an individual, bears interest at 8.5 percent and is payable in monthly installments of $753, including interest, through October of 2009. The note is secured by land and a building.

The bank note assumed in the Bosco acquisition (see Note 16) bears interest at
8.25 percent and matures in December 1996. The Bosco note represents amounts due certain creditors of Bosco. The Company intends to pay both of these amounts with borrowings under the new financing obtained in November 1996 as described above and, accordingly, both of the Bosco notes have been classified in accordance with the terms of the new financing on the accompanying balance sheet at August 31, 1996.

The Company leases vehicles and equipment under capital lease obligations that have varying terms from 24 to 47 months. Minimum lease payments were capitalized at the Company's estimated weighted average incremental borrowing rate of approximately 11 percent.

The Apex Tool note was assumed in an acquisition (see Note 16).

The vehicle notes payable have varying terms from 12 to 48 months and bear interest at rates ranging from 4.8 percent to 11.75 percent.

The related-party promissory note was issued by the Company in the Armstrong acquisition (see Note 16), is noninterest bearing and has no stated maturity date.

 7.   CONVERTIBLE DEBENTURES:

Effective April 26, 1996, the Company completed a $10,950,000 placement of eight percent convertible debentures. The debenture issue resulted in proceeds of $9,855,000, net of issuance costs. Issuance costs are a component of deferred assets on the consolidated balance sheet at August 31, 1996, and are being amortized over a three-year period. The debentures may be converted into common stock of the Company as of specified dates. The debentures generally convert at a defined conversion price formula, based on the lesser of $5.0625 per share or at a variable conversion rate relative to the market price at date of conversion. If the conversion price is less than $5.0625 per share, the Company shall have the right, in its sole discretion, to redeem any debentures in lieu of conversion based upon the principal and interest due multiplied by the market price, as defined, and divided by 85 percent of the market price. The Company may also, at its election, redeem the debentures prior to April 26, 1999, at the following call prices:

               Date of Redemption                                         Call Price
               ------------------                                         ----------
12 months - 18 months following placement             130 percent of principal and unpaid interest
18 months - 24 months following placement             125 percent of principal and unpaid interest
24 months - 30 months following placement             120 percent of principal and unpaid interest
30 months - 36 months following placement             115 percent of principal and unpaid interest
April 26, 1999 (maturity date)                        100 percent of principal and unpaid interest


At April 26, 1999, the Company may satisfy amounts due the convertible debenture holders by converting the debentures into shares of the Company's common stock. The new financing obtained in November 1996, as described in Note 6, effectively precludes the Company from redeeming the convertible debentures without the lender's consent. As of August 31, 1996, debentures in the aggregate principal amount of $1,800,000 had been converted into 828,289 shares of common stock. As discussed in Note 13, claims and counterclaims have been filed between certain of the convertible debenture holders and the Company. The Company has ceased conversion of the debentures pending resolution of these matters.

 8.   EMPLOYEE STOCK PLANS:

In June 1992, the Company filed Form S-8 registering 859,740 shares of common stock for various stock option plans. The shares have been registered as follows: 200,000 shares to Incentive Stock Option Plan; 200,000 shares to Non-Qualified Stock Option Plan; 200,000 shares to Stock Bonus Plan; and 259,740 shares to the 1989 Keyman Stock Option Plan.

On March 1, 1994, shareholders approved the 1994 Incentive Stock Option Plan and 1994 Directors' Stock Option Plan. In August 1995, the Company filed Form S-8 registering 500,000 shares of common stock as follows: 250,000 shares to Incentive Stock Option Plan and 250,000 shares to Directors' Stock Option Plan. The Incentive Plan provides that options may be granted to employees for up to 250,000 shares. Any one employee is limited to $100,000 of fair market value of stock at the time the option is granted. The purchase price of each option shall not be less than 100 percent of the fair value of the stock at the time the option is granted. The Directors' Plan provides that an option to acquire 5,500 shares be granted to each director serving on the board as of the annual stockholders' meeting date in the years 1994 through 1998. The option price is the fair value of the stock at the time of the grant. The aggregate number of shares that may be granted under this plan is limited to 250,000 shares.

A summary of activity in the 1994 Directors' Stock Option Plan is set forth below:

                                             Total
                                            Shares                 Exercise
                                           Reserved     Activity     Price
                                           --------     --------     -----
Balances, August 31, 1993                   250,000        --
   Granted                                  (38,500)     38,500    $ 2.1875
   Canceled                                   5,500      (5,500)   $ 2.1875
                                           --------    --------

Balances, August 31, 1994                   217,000      33,000
   Granted                                  (44,000)     44,000    $ 1.0156
                                           --------    --------

Balances, August 31, 1995                   173,000      77,000
   Granted                                  (49,500)     49,500    $ 3.6875
   Exercised                                   --        (5,500)   $ 2.1875
   Exercised                                   --        (5,500)   $ 1.0156
   Exercised                                   --        (5,500)   $ 3.6875
                                           --------    --------
Balances, August 31, 1996                   123,500     110,000
                                           ========    ========

Issued and exercisable, August 31, 1996-
   1994 grants                                           27,500    $ 2.1875
   1995 grants                                           38,500    $ 1.0156
   1996 grants                                           44,000    $ 3.6875
                                                       --------
                                                        110,000
                                                       ========


There has been no activity with respect to the other option plans.

During the year ended August 31, 1995, the board of directors rescinded warrants issued to the Company's former chairman of the board and chief executive officer to purchase 2,000,000 shares at $5.25 per share. During the year ended August 31, 1996, 500,000 shares of the Company's restricted common stock was granted to the former chairman and officer in consideration of his years of service to the Company, continued personal guarantees of Company indebtedness and his return to the Company of the warrants referred to above as well as his return of options to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $5.25 per share. These options were granted in December 1995. As discussed in Note 19, the 500,000 shares of restricted stock were issued in September of 1996.

 9.   INCOME TAXES:

Effective September 1, 1993, the Company changed its method of accounting for income taxes to conform to the requirements of FAS 109. Under the provision of FAS 109, an entity recognizes deferred tax assets and liabilities for future tax consequences of events that have already been recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law; the effect of future changes in the tax laws or rates are not anticipated.

The net deferred tax assets (liabilities) include the following components:

                                            1996           1995
                                         -----------    -----------
Deferred tax assets-
   Net operating loss carryforwards      $ 4,315,000    $ 3,700,000
   Tax credit carryforwards                  624,000        624,000
   Property and equipment                    145,000        174,000
   Allowance for receivables                  75,000         28,000
   Liabilities                               464,000           --
                                         -----------    -----------

             Gross deferred tax assets     5,623,000      4,526,000

Deferred tax liabilities-
   Property and equipment (foreign)         (233,081)          --
                                         -----------    -----------
                                           5,389,919      4,526,000
Total valuation allowance                 (5,623,000)    (4,526,000)
                                         -----------    -----------

Net deferred tax liabilities             $  (233,081)   $      --
                                         ===========    ===========

Income tax expense (all foreign) for the fiscal year ended August 31, 1996, was $67,764 and relates to taxes on the Company's UK operations related to 1996 acquisitions as discussed in Note 16. The remaining increase in deferred taxes payable is the result of book and tax basis differentials existing at the date of the UK acquisitions. Income tax expense (all foreign) for the fiscal year ended August 31, 1994, was $14,800. The foreign taxes relate to taxes assessed on approximately $72,000 in the year ended August 31, 1994, of domestic exports to Petroleos Mexicanos of Mexico. The Company did not have any operations in Mexico during the 1996 and 1995 fiscal years.

At August 31, 1996, the Company had net operating loss (NOL) carryforwards of approximately $12,689,000 for income tax purposes. Such losses will expire in the years ending August 31, 2007 ($2,404,000), 2008 ($1,796,000), 2009
($3,668,000), 2010 ($2,704,000) and 2011 ($2,117,000). The Company has
approximately $347,000 of unused foreign income tax credits for federal income tax which expire in 1997 ($38,000), 1998 ($72,000), 1999 ($141,000) and 2000
($96,000). Also, the Company has unused investment tax credit carryforwards of approximately $277,000 to reduce future income taxes payable which expire in 1997 ($150,000), 1998 ($30,000), 1999 ($52,000), 2000 ($41,000) and 2001
($4,000). The Company must first use its available NOL carryforwards to offset future taxable income before utilizing its available tax credits.

The Company's ability to use its NOL and tax credit carryforwards to offset future taxable income is subject to the restrictions of Section 382 of the Internal Revenue Code (Code). Section 382 restricts the utilization of the NOL and tax credit carryforwards when the beneficial stock ownership of a corporation changes by more than 50 percentage points within a three-year period (an Ownership Change). As of August 31, 1996, the Company had incurred at least a 45 percent Ownership Change during the applicable three-year period. If an Ownership Change had occurred as of August 31, 1996, the Section 382 annual limitation would have been approximately $1,550,000.

10.   RELATED-PARTY TRANSACTIONS:

Certain stockholders of the Company are also independent fishing tool operators who provide services to the Company on a commission basis. The Company incurred $1,175,609, $1,482,545 and $1,867,420 of commission expense in 1996, 1995 and
1994, respectively, of which $38,437, $593,855 and $723,439, respectively, were related to these individuals. Management of the Company believes these services were performed on an arm's-length basis. Included in this amount are accrued commissions of $4,272, $28,019 and $67,478 at August 31, 1996, 1995 and 1994,
respectively. In fiscal 1997, management of the Company intends to conduct substantially all of its fishing tool operations with salaried operators.

The Company has a note receivable from an employee totaling $63,540 and $60,466 at August 31, 1996 and 1995, respectively. The note relates to the purchase of shares of the Company's stock, earns interest at a rate of 6 percent annually and matures August 31, 1997. Interest earned on the note has been added to the principal balance on an annual basis.

11.   OPERATING LEASES:

The Company leases certain property and equipment under operating leases. Minimum payments for operating leases having initial or remaining noncancelable terms in excess of one year are as follows:

1997                                             $  187,208
1998                                                173,458
1999                                                149,622
2000                                                 25,462
2001                                                  1,190
                                                 ----------
Total minimum lease payments                     $  536,940
                                                 ==========

Total rent expense for all operating leases amounted to $81,033, $61,950 and $86,200 for the years ended August 31, 1996, 1995 and 1994, respectively.

12.   401(k) EMPLOYEE BENEFIT PLAN:

The Company has a 401(k) Employee Benefit Plan for employees that meet certain criteria. Company contributions to the plan are at the discretion of the board of directors. Employees may make voluntary contributions to the plan on their own behalf and direct how their accounts are invested. While the Company had accrued discretionary contributions in prior fiscal years, management of the Company determined during fiscal 1996 that such amounts would not be contributed to the 401(k) plan. Accordingly, approximately $105,000 relating to prior years' accruals was reversed into income during 1996. No amounts have been accrued as of August 31, 1996.

13.   CONTINGENCIES:

In October 1995, the Securities and Exchange Commission (the Commission) notified the Company that the staff of the Commission intended to recommend that the Commission institute a cease and desist proceeding against the Company and various former officers and directors of the Company on the basis of alleged violations of the Securities Act of 1934 (the Exchange Act), primarily related to the Company's accounting treatment with respect to revenue recognition for the Company's former operations in Azerbaijan in the Company's periodic reports filed with the Commission in late fiscal 1992 and fiscal 1993 and the Company's press release in August 1992 concerning the results of the Azerbaijan operations. The Company has requested that the Commission not follow the recommendations of the staff on the grounds that its accounting treatment with respect to the Azerbaijan operations was appropriate under the then existing circumstances and that the revenue was recognized in good faith. Recently, the staff indicated it would not recommend action concerning the Exchange Act filings but did intend to recommend that the Commission take action with respect to the press release. That recommendation is currently pending and at this time there has been no indication as to what action the Commission will take.

The Company is a defendant in a lawsuit by a former employee seeking damages for a wrongful termination. The suit was filed in December 1993. The suit seeks approximately $317,000 in unpaid wages and value of $142,695 for 38,052 shares of stock he would have earned during the remainder of his contract term. In May of 1995, the former employee sought to enjoin the Company from conducting an auction sale of certain assets; as a result of those injunctive proceedings, the Court ordered that $200,000 of the proceeds from the auction be tendered into the registry of the Court to satisfy any possible adverse judgment against the Company. The Company asserts that the former employee was properly terminated under the terms of his contract and is vigorously contesting the claim and believes that it has meritorious defenses regarding this matter.

In August 1996, a case was filed in the United States District Court for the Western District of New York alleging that the Company breached an obligation to convert certain debentures held by the plaintiff into the Company's common stock. The plaintiff asserts damages in an amount in excess of $50,000, attorney's fees and costs and seeks an order compelling the Company to convert the plaintiff's debentures into common stock. The Company is contesting the plaintiff's claims and has responded to the plaintiff's complaint by filing counterclaims and third-party claims against the plaintiff, the Company's other convertible debenture holders and the placement agent on the convertible debenture offering alleging various violations of the Securities Exchange Act, common law fraud, civil conspiracy, negligent misrepresentation, breach of contract, breach of fiduciary duty, negligence, indemnification and seeking a declaration that the Company has no obligation to convert the debentures and no liability for failure to so convert. Also, in August 1996, an action was filed in the United States District Court for the Northern District of Illinois, Eastern Division, by two other convertible debenture holders of the Company who allege that the Company breached an obligation to convert certain debentures held by the plaintiffs into the Company's common stock. The plaintiffs seek a declaratory judgment setting forth the rights and liabilities of the parties and an award of shares of common stock or an undisclosed amount of money allegedly due them. The Company is contesting plaintiffs' claims and has removed the action to federal court and has moved to transfer it to the Western District of New York pursuant to a forum selection clause in the agreements between the parties. The plaintiffs have recently agreed to the transfer of the action to the Western District of New York.

The Company is also a party to additional claims and legal proceedings arising in the ordinary course of business. Although no assurances can be given, the Company believes it has meritorious defenses to all of the above actions and intends to defend itself vigorously. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party, including those described above, would have a material adverse effect on the Company's financial statements; however, due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of precision and there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on the Company's results of operations for the interim period in which such resolution occurred. The Company has accrued $500,000 at August 31, 1996, as its estimate of costs it expects to incur in defense of the above actions.

14.   CHANGE IN ACCOUNTING PRINCIPLE -
      PARTS AND SUPPLIES INVENTORY:

During fiscal 1995, the Company's management concluded that a more appropriate accounting principle for parts and supplies is to recognize the cost of such items as an asset. The usage of these items are such that they are normally consumed in the performance of services on a one-time basis and are charged to the customer. As of August 31, 1995, the physical quantity of these items were valued at cost, determined by a method approximating average cost with appropriate allowance for excess, obsolescence and market value declines. Previously, these items were accounted for as equipment and amortized to operations over a 24-month period. The difference between parts and supplies determined as previously described and the unamortized cost as of August 31, 1995, was $1,139,780. This amount is shown in the accompanying statement of operations as the cumulative effect of a change in accounting principle. The effect on retained earnings (deficit) at the beginning of the 1995 fiscal year and pro forma amounts on operating results of the prior years presented was not determinable. Management does not believe that the change had a significant effect on the operations for the year ended August 31, 1995. Management believes the new accounting principle provides a better matching of cost against revenue in future years and better reflects the assets of the Company.

15.   EMPLOYMENT AGREEMENTS:

Effective September 1, 1995, the Company entered into an employment agreement with the Company's new president and chief operating officer. Since July 1995, he had served the Company in such capacity without a contractual agreement. The agreement provides for an annual salary of $100,000 payable in monthly increments for four years. In addition, he received 459,333 shares of Rule 144 stock of Ponder for services to be provided to the Company. This was recorded as deferred compensation and is shown as a separate component of stockholders' equity. Unearned compensation is being amortized to expense over a four-year period. He is to also receive stock options based on the Company's meeting defined cash flow and stock price performance levels in each of the years. The Company's attainment of these performance levels will result in the options being granted to him to purchase $100,000 of stock at the listed price at the beginning of each fiscal year. The options are to remain in effect for a period of three years subsequent to award date.

In connection with certain of the acquisitions described in Note 16, the Company entered into various employment agreements which provide for combined future compensation of approximately $228,000, $164,000 and $54,000 in fiscal years 1997, 1998 and 1999, respectively.

16.   ACQUISITIONS:

The following describes acquisitions by the Company during the year ended August 31, 1996.

Effective September 1995, the Company acquired certain assets and assumed certain liabilities of Armstrong Tool, Inc. (Armstrong). Armstrong was wholly owned by the Company's president and his wife. Consideration given for Armstrong was the issuance of a $400,000 promissory note to the Company's president plus assumption of various notes payable of approximately $450,000. The $450,000 in notes payable were paid during the year ended August 31, 1996. Armstrong is located in Fort Smith, Arkansas, and is in the business of buying and reselling oilfield rental tools and equipment.

Effective October 1995, the Company acquired certain real property, vehicles and rental tools and equipment from Apex Tool (Apex), a proprietorship. Apex is located in Healdton, Oklahoma, and provides fishing and rental tool services in the South Central Oklahoma and North Texas areas. The assets were acquired for $600,000, of which $200,000 was paid at closing. The amount paid at closing was funded through borrowings from a commercial bank as described in Note 6. A $400,000 note payable, bearing interest at 9 percent per annum and payable in two installments of $200,000, due March 15, 1996 and 1997, was issued to the owner of Apex.

Effective April 1996, the Company completed the acquisition of Panther Oil Tools, (UK) Ltd. (Panther) (an England company), and the assets of Villain Ltd. (Villain) (a Guernsey, UK company) for $1,250,000 and 1,200,000 shares of the Company's restricted common stock which were valued at $3,060,000.

Effective May 1996, the Company acquired Runyon Oil Tools, Inc. (Olney, Illinois), and DiKor, Inc. (Carmi, Illinois), and effective March 1996, the Company acquired C&F Fishing Tools, Inc. (Maysville, Oklahoma), in separate transactions in consideration for an aggregate of $283,425 and 331,455 shares of the Company's restricted common stock which were valued at approximately $640,000.

Effective June 1996, the Company acquired substantially all of the assets of Reeled Tubular Components, Inc. (RTC) (Houston, Texas), including the intellectual property rights to an obstruction removing device, for a cash payment of $50,000 and 20,000 shares of the Company's restricted common stock which were valued at $60,000.

Effective July 1996, the Company acquired all of the fixed assets of Brooks Oil Service Co., L.P., and Bosco Fishing and Rental Tools (Bosco) (Laurel, Mississippi) for an initial cash payment of $200,000, an additional $550,000 to be paid to certain creditors of Bosco and assumption of a $650,000 note payable bearing interest at 8.25 percent and maturing December 1996.

In August 1996, the Company acquired all of the issued ordinary shares of Prime Pipe Limited (a UK company) for approximately $105,000 and an obligation to issue 4,650 shares of Ponder Industries, Inc., common stock.

The results of operations of all acquisitions after the respective acquisition dates are included in the 1996 consolidated statement of operations. All acquisitions were recorded using the purchase method of accounting. The following unaudited pro forma information has been prepared assuming that the Panther, Villain, Bosco and Armstrong acquisitions had taken place at the beginning of the periods presented. The remaining acquisitions were not considered to have a significant effect on the unaudited pro forma information. The cash portion of the Panther and Villain purchase price and acquisition related costs were funded by a portion of the net proceeds from the placement of convertible debentures as discussed in Note 7. The unaudited pro forma information includes adjustments to reflect the effect on depreciation expense of recording the fair value of property and equipment acquired and the pro rata portion of interest expense on the convertible debentures and debt assumed related to the acquisitions:

                                                Years Ended August 31
                                            -----------------------------
                                                1996            1995
                                             ------------    ------------
                                                      (Unaudited)
Sales                                       $ 14,709,747    $ 10,646,778
Cost of sales                                 (6,344,132)     (4,927,620)
                                            ------------    ------------

Gross profit                                $  8,365,615    $  5,719,158
                                            ============    ============

Loss from continuing operations             $ (5,017,786)   $   (692,164)
                                            ============    ============

Loss per share from continuing operations   $       (.52)   $       (.09)
                                            ============    ============


The unaudited pro forma information is based upon available information and certain estimates and assumptions related to the accounting for the Panther, Villain, Bosco and Armstrong acquisitions that is subject to final determination. The unaudited pro forma information is not necessarily indicative of the results that would have occurred had such transactions actually taken place at the beginning of the periods specified nor does such information purport to project the results of operations for any future date or period.

In May 1996, the Company signed a letter of intent to acquire Abilene, Texas based G&L Fishing Tool Company (G&L) for consideration of $4,000,000 and issuance of a $5,000,000 short-term note. In July 1996, the Company entered into an agreement with G&L which gives the Company a one-year option to acquire

G&L under the same terms as the letter of intent. In connection with this agreement, the Company issued to G&L a $1 million forfeitable deposit. At August 31, 1996, approximately $1,156,000 was in other assets on the consolidated balance sheet related to this pending acquisition, including the forfeitable deposit. Management of the Company anticipates that this acquisition will be completed by June 1997.

17.   GEOGRAPHIC INFORMATION:

Information by geographic location for 1996 is shown below. As discussed in
Note 3, the Company's former operations in Azerbaijan are shown as discontinued operations in the consolidated financial statements:

                                                          Year Ended
                                                          August 31,
                                                             1996
                                                        --------------
Net sales-
   Domestic                                              $  10,857,215
   Foreign                                                   1,103,538
                                                        --------------

                        Total                            $  11,960,753
                                                         =============
Loss from continuing operations-
   Domestic                                              $  (5,122,718)
   Foreign                                                    (147,773)
                                                        --------------

                        Total                            $  (5,270,491)
                                                         =============
Identifiable assets-
   Domestic                                              $  21,552,446
   Foreign                                                   6,349,630
                                                        --------------

                        Total                              $27,902,076
                                                         =============


The Company's foreign operations relate to Panther and Villain as discussed in
Note 16.

18.   QUARTERLY RESULTS OF
      OPERATIONS (UNAUDITED):

The results of operations by quarter for the fiscal years ended August 31, 1996 and 1995, were as follows:

                                                                                        Income (Loss)
                                                                       Income (Loss)      Per Share
                                                                           From             From
                                            Net           Gross         Continuing        Continuing
                                            Sales        Profit          Operations       Operations
                                            -----        ------          ----------       ----------
1996 - quarter ended-
   November 30                            $  2,145,851  $  1,298,886     $     12,315         $    -
   February 29                               2,036,006       950,054         (723,032)          (.08)
   May 31                                    3,002,564     1,815,355         (634,565)          (.07)
   August 31                                 4,776,332     2,576,798       (3,925,209)          (.34)
                                          ------------  ------------     ------------

                 Total                    $ 11,960,753  $  6,641,093     $ (5,270,491)
                                          ============  ============     ============
1995 - quarter ended-
   November 30                            $  2,027,198  $  1,045,150     $    (15,751)        $    -
   February 28                               1,817,811       911,561         (113,185)          (.01)
   May 31                                    1,331,963       616,945          904,899            .14
   August 31                                 1,579,766       822,164       (1,216,495)          (.19)
                                          ------------  ------------     ------------

                 Total                    $  6,756,738  $  3,395,820     $   (440,532)
                                          ============  ============     ============

During the fourth quarter of 1996, the Company accrued $500,000 as its estimate of costs it expects to incur in defense of certain contingencies as discussed in Note 13. Also, in the fourth quarter of 1996, the Company recognized $400,000 in compensation expense related to a stock grant to a former officer and director of the Company as discussed in Note 19. Additional compensation expense of $350,000 related to employee bonuses and approximately $300,000 related to a consulting arrangement with the Company's former chairman of the board and chief executive officer was recognized in the fourth quarter of 1996. During the second quarter of 1996, the Company recognized a gain of $1.4 million on the sale of its former operations in Azerbaijan as discussed in Note
3. During the third quarter of 1995, the Company recognized a gain of $1,357,887 from the disposal of assets as discussed in Note 4. As discussed in
Note 3, $3,512,638 was recognized in the fourth quarter of 1995 related to the discontinuance of operations in Azerbaijan. Additionally, in the fourth quarter of 1995, the Company recognized income of $1,139,780 related to the cumulative effect of a change in accounting principle as discussed in Note 14.

19.   SUBSEQUENT EVENTS:

In September of 1996, the Company's former chairman of the board and chief executive officer received 500,000 shares of the Company's restricted common stock. At August 31, 1996, the Company had recognized $400,000 in compensation expense and additional paid-in capital associated with this stock grant.

In November 1996, the Company entered into a joint venture formation agreement with Drilling Tools International, Ltd., a Gibraltar corporation (DTI), pursuant to which DTI will contribute all of its assets and liabilities and the Company will make an equivalent contribution of assets. The joint venture is to be based in Dubai, United Arab Emirates, and be formed under the laws and regulations of the Jebel Ali Free Zone Authority. Until such time as the joint venture is formed, the Company intends to lease its assets to DTI.

In November 1996, the Company obtained new financing from a lender as described in Note 6.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Houston, Texas, on December 11, 1996.

                                        PONDER INDUSTRIES, INC.

                                        By /s/   LARRY D. ARMSTRONG
                                          -------------------------------------
                                          Larry D. Armstrong, President, Chief
                                          Executive Officer And Chairman of the
                                          Board of Directors

                                        By /s/   EUGENE L. BUTLER
                                          -------------------------------------
                                          Eugene L. Butler, Executive Vice
                                          President, Chief Financial Officer and
                                          Director


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on December 11, 1996.

             Signature                                   Title
             ---------                                   -----

                                         President, Chief Executive Officer and
 /s/  LARRY D. ARMSTRONG                 Chairman of the Board of Directors
------------------------------------
LARRY D. ARMSTRONG

                                         Executive Vice President, Chief
  /s/  EUGENE L. BUTLER                  Financial Officer and Director
------------------------------------
EUGENE L. BUTLER

                                         Executive Vice President of Operations
 /s/  FRANK J. WALL                      and Director
------------------------------------
FRANK J. WALL


 /s/  JOE R. NEMEC                       Director
------------------------------------
JOE R. NEMEC


 /s/  JOHN ROANE                         Director
------------------------------------
JOHN ROANE

 /s/  RITTIE W. MILLIMAN, SR.            Director
------------------------------------
RITTIE W. MILLIMAN, SR.


/s/  JOHN LE SEELLEUR                    Director
------------------------------------
JOHN LE SEELLEUR


 /s/  BILL M. VAN METER                  Director
------------------------------------
BILL M. VAN METER

                                 EXHIBIT INDEX

Exhibit
Number       Identification of Exhibit                                             Page Number
-------      -------------------------                                             -----------
 2.1         Agreement for Sale and Purchase of Stock of Runyon Oil Tools, Inc.
             dated April 26, 1996, among Ponder Industries, Inc., Runyon Oil
             Tools, Inc., Steven E. Runyon, Freda M. Runyon, as Custodian for
             Stephanie Runyon under the Illinois Uniform Transfers to Minors
             Act, Freda M. Runyon, as Custodian for Amanda Runyon under the
             Illinois Uniform Transfers to Minors Act, Freda M. Runyon, as
             Custodian for Lucas Runyon under the Illinois Uniform Transfers to
             Minors Act, and Freda M. Runyon, as Custodian for Blake Runyon under the Illinois Uniform Transfer to Minors Act. Incorporated herein by reference to Exhibit 2.1 of the Company's Quarterly Report on
             Form 10-Q filed July 15, 1996.

 2.2         Stock Purchase Agreement dated May 17, 1996, between Ponder
             Industries, Inc. and LJH Corporation. Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed
             July 15, 1996.

*2.3         Letter Agreement dated July 23, 1996 between Ponder Industries, Inc.
             and LJH Corporation.

 2.4         Stock Purchase Agreement dated May 23, 1996, among Ponder Energy
             Services, Inc., Panther Oil Tools (UK) Ltd. and Panther Oil Tools Ltd.
             Incorporated by reference to Exhibit 2.1 of the Company's Current
             Report on Form 8-K filed June 7, 1996.

 2.5         Asset Purchase Agreement dated May 23, 1996, among Ponder Energy
             Services, Inc., Villain Ltd., John Le Seeleur, Mel Maitland and
             Wayne Tynon, Incorporated by reference to Exhibit 2.2 of the Company's
             Current Report on Form 8-K filed June 7, 1996.

*2.6 Asset Purchase Agreement dated December 6, 1996 to be effective as of July 1, 1996 among Ponder Industries, Inc., Bosco Fishing and
             Rental Tools, Inc. and Brooks Owens.

 3           Articles of Incorporation and Bylaws of Ponder Industries, Inc.
             Incorporated herein by reference to Exhibit 3 filed with Registration
             Statement on Form S-1 (Commission File No. 33-33190).

 4           Instruments Defining the Rights of Security Holders. Incorporated herein by reference to Exhibit 4 filed with Registration Statement on Form S-1
             (Commission File No. 33-33190).

 4.1         Form of 8% Convertible Debenture of Ponder Industries, Inc. dated April 26,
             1996. Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed July 15, 1996.

 10.1        1994 Incentive Stock Option Plan. Incorporated herein by reference to
             Exhibits filed with Proxy Statement for the Company's annual meeting for
             1993.

 10.2        1994 Directors Stock Option Plan. Incorporated herein by reference to
             Exhibits filed with Proxy Statement for the Company's annual meeting for 1993.

 10.3        Regulation S Securities Subscription Agreement dated April 26, 1996, among each Subscriber for 8% Convertible Debentures of Ponder Industries,
             Inc. and Ponder Industries, Inc. Incorporated herein by reference to the
             Company's Quarterly Report on Form 10-Q filed July 15, 1996.

 10.4 Offshore Securities Subscription Agreement dated December 22, 1995, between Eagle Management Services Limited and Ponder Industries, Inc.
             Incorporated herein by reference to the Company's Quarterly Report
             On Form 10-Q filed July 15, 1996.

 10.5        Formation and Shareholders' Agreement of Ponder - DTI, Inc. dated
             November 15, 1996 between Ponder Energy Services, Inc. and Drilling
             Tools International, Ltd.

 10.6        Lease Agreement dated December 1, 1996 between Ponder Energy Services,
             Inc. and Drilling Tools International, Ltd.

 10.7 Offshore Securities Subscription Agreement dated December 22, 1995, between Atlantic Holdings Limited and Ponder Industries, Inc.
             Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed July 15, 1996.

 10.8        Warrant to Purchase Common Stock, $.01 par value, of Ponder Industries,
             Inc. between Eagle Management Services Limited and Ponder Industries,
             Inc. Incorporated herein by reference to the Company's Quarterly
             Report on Form 10-Q filed July 15, 1996.

 10.9        Warrant to Purchase Common Stock, $.01 par value, of Ponder Industries,
             Inc. between Atlantic Holdings Limited and Ponder Industries, Inc.
             Incorporated herein by reference to the Company's Quarterly Report on
             Form 10-Q filed July 15, 1996.

 11          Computation of Earnings (Loss) Per Share

*21          Subsidiaries

                                                              Name Under Which
             Name            State of Incorporation            Doing Business
             ----            ----------------------           ----------------

             Ponder Energy                                     Ponder Energy
             Services, Inc.       Delaware                     Services, Inc.

*23.1        Consent of Arthur Andersen LLP

*23.2        Consent of Hairston, Kemp, Sanders & Stich, P.C.

*27          Financial Data Schedule

--------------------------------
 *   Filed herewith