Form 10-K/A
period 1996-08-31
PONDER INDUSTRIES INC
filed 1996-12-30
CIK 859917

================================================================================
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -------------------------------

                                  FORM 10-K/A
                                Amendment No. 1

This Form 10-K/A is being filed to revise Item 10, Item 11, Item 12 and Item 13 to Form 10-K for the fiscal year ended August 31, 1996.

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

                       -------------------------------


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
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X   NO   .
                                                ---    ---

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.
                            -----

                       -------------------------------

         THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF DECEMBER 4, 1996 IS 12,135,997 INCLUSIVE OF 289,873 SHARES HELD AS TREASURY STOCK.

         THE AGGREGATE MARKET VALUE OF THE STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF DECEMBER 4, 1996 WAS APPROXIMATELY $18,242,000.


================================================================================

                                   PART III.

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the directors, executive officers and certain significant employees of the Company:

                                                                                                 OFFICER
                                                                                                 -------
            NAME                   AGE                          POSITION                          SINCE
            ----                   ---                          --------                          -----
 Larry D. Armstrong                56         President, Chief Executive Officer and               1995
                                              Chairman of the Board

 Eugene L. Butler                  55         Executive Vice President, Chief Financial            1996
                                              Officer and Director

 Frank J. Wall                     41         Executive Vice President of Operations and           1990
                                              Director

 O.A. "Buddy" Jackson              58         Executive Vice President of Marketing                1996

 John  M. Le Seelleur              46         Director                                             1996

 Bill M. Van Meter                 63         Director                                             1996

 Rittie W. Milliman, Sr.           43         Director                                             1994

 Joe R. Nemec                      53         Director                                             1986

 John Roane                        67         Director                                             1985

There are no family relationships among any director or executive officer listed, and there are no arrangements or understandings pursuant to which any of them were elected as officers. In connection with the Company's acquisition of Panther Oil Tools, Ltd., Mr. Le Seelleur was elected to serve as a Director of the Company. Except for Mr. Le Seelleur, there are no arrangements or understandings pursuant to which any of these persons were elected as officers or directors. Officers are elected annually by the Board at its first meeting following the annual meeting of stockholders, each to hold office until the corresponding meeting of the Board in the next year or until his successor shall have been elected or shall have been qualified.

-------------------------

LARRY D. ARMSTRONG was employed as President and Chief Operating Officer and Director effective June 1, 1995 and was made Chief Executive Officer in April 1996. Mr. Armstrong has been involved in the oilfield rental and fishing tool business since 1963, in which year he founded his own company which was later acquired by PETCO in 1978, a NASDAQ-listed company. He served PETCO in several executive positions and as chief operating officer until 1983. After leaving PETCO, he acted as chief executive officer of several companies until assuming his present position.

EUGENE L. BUTLER joined the Company in February 1996 and became Executive Vice President, Chief Financial Officer and Director in April 1996. Since 1991, Mr. Butler has also served as chairman of the board and chief executive officer of Intercoastal Terminal, Inc., a company engaged in operating a petrochemical storage and terminal facility. From 1974 through 1991, Mr. Butler served in various executive capacities for Weatherford/Enterra, Inc., a multinational energy corporation, including director, president, chief executive officer and chief operating officer. Mr. Butler received his degree in accounting from Texas A&M University in 1963.

O.A. "BUDDY" JACKSON joined the Company in August 1995 as East Texas Regional Vice President of Ponder's Fishing Tool Division and was made Executive Vice President of Marketing in June 1996. Prior to joining the Company, Mr. Jackson served as a salesman for Armstrong PETCO and in various other capacities in the oil and gas drilling and production business.

RITTIE W. MILLIMAN, SR. was elected a Director in August 1994. Since 1993, Mr. Milliman has served as Vice President in charge of wireline services for Ponder International Services, Inc., a subsidiary of the Company. From 1984 to 1993 he was an independent consultant and equipment supplier for wireline logging and perforating of wells.

JOE R. NEMEC has been a Director of the Company since 1986. From 1987 through 1995 Mr. Nemec served as Secretary of the Company. Mr. Nemec is a Certified Public Accountant and has owned his own accounting practice in Alice, Texas since July 1972.

JOHN ROANE has been a Director of the Company since March 1985. He became a fishing tool supervisor for the Company in 1981 and was one of the original stockholders. Prior to joining the Company in 1981, Mr. Roane was a fishing tool supervisor for Wilson Downhole. His experience includes all aspects of the drilling and production of oil and gas as a consultant and drilling superintendent.

FRANK J. WALL has served as a Director of the Company since August 1990 and an officer since 1982. Mr. Wall has 18 years of experience in the fishing tool industry and has been with the Company since 1981. Since joining the Company, Mr. Wall has served in various executive capacities including President, Chief Operating Officer and Senior Vice President.

JOHN M. LE SEELLEUR has been a Director of the Company since October 1996 and is the owner of Petresearch International, Inc., an oil exploration joint venture and farm-out advisory firm headquartered in Aberdeen, Scotland. Mr. Le Seelleur is the former chairman of Panther Oil Tools, Ltd., a wholly-owned subsidiary of the Company. Mr. Le Seelleur has over 20 years of experience in oilfield operations and management throughout the North Sea and Middle East. Mr. Le Seelleur holds a diploma in business studies from Kingston College, London.

BILL M. VAN METER has been a Director of the Company since October 1996. Mr. Van Meter recently retired from Energy Companies of ONEOK, Inc., a gas exploration, production and marketing company based in Tulsa, Oklahoma, where he had been president since 1986. He is also a former executive vice president of Natomas Energy Company. Mr. Van Meter earned a degree in petroleum engineering from the University of Oklahoma.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Common Stock to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. The Company believes that through the end of its fiscal year ended August 31, 1996, its officers, directors and holders of more than 10% of the Common Stock complied with the
Section 16(a) filing requirements with the following exceptions: Larry D. Armstrong and Mack Ponder each filed one Form 4 late.

ITEM 11.         EXECUTIVE COMPENSATION


                           SUMMARY COMPENSATION TABLE

         The following table sets forth information with respect to the cash compensation awarded to, earned by, or paid to the Company's Chief Executive Officer and the remaining most highly compensated executive officers of the Company whose total annual salary and bonus for the fiscal year ended August 31, 1994, August 31, 1995 and August 31, 1996, was at least $100,000.


                                                                Long-Term Compensation
                                                             -----------------------------
                                                                        Awards
                                                             -----------------------------
                                      Annual Compensation          Other
                                      -------------------         Annual          Stock         All Other
Name and Principal Position  Year     Salary       Bonus     Compensation(1)      Options(#)   Compensation($)
---------------------------  ----     ------       -----     ---------------      ----------   ---------------
 Mack Ponder(2)               1994   $120,000       --            $46,432           --             $1,531(3)
   Chairman of the Board and  1995   $120,000       --            $46,432           --             $1,238(3)
   Chief Executive Officer    1996   $120,000       --            $55,553           --           $401,422(4)


 Larry D. Armstrong(5)        1994      --          --              --              --              --
   Chairman of the Board,     1995    $15,185       --             $8,116           --          $186,604(7)
   Chief Executive Officer    1996   $111,538       --            $21,032         5,500(6)
   and President

----------

(1) Premium on life insurance, vehicle allowance and directors' fees.

(2) Mr. Ponder resigned as Chairman of the Board and Chief Executive Officer of the Company in April 1996.

(3) Royalty fees paid.

(4) Includes $400,000 representing the fair market value of 500,000 shares of the Company's restricted Common Stock issued to Mr. Ponder during the fiscal year ended August 31, 1996. The 500,000 shares were issued to Mr. Ponder in consideration of the cancellation of warrants issued to Mr. Ponder to purchase 2,000,000 shares of the Company's Common Stock at $5.25 per share, the cancellation of options granted to Mr. Ponder to purchase up to 2,000,000 shares of the Company's Common Stock at an exercise price of $5.25 per share, in consideration of his years of service to the Company and his continued personal guarantees of certain Company indebtedness.
    The issuance of the 500,000 shares of the Company's restricted Common Stock was authorized in April 1996. Also includes $1,422 of royalty fees paid.

(5) Mr. Armstrong became President and Chief Operating Officer in June 1995 and was made Chairman of the Board, President and Chief Executive Officer in April 1996. Effective September 1, 1995, the Company entered into an employment agreement with Mr. Armstrong which provides for an annual salary of $100,000 over the next four years.

(6) Issued to Mr. Armstrong in consideration of his services as a director pursuant to the Company's 1994 Directors' Stock Option Plan.

(7) Before his employment and not as an employee and prior to his election as President, Chief Operating Officer and Director in June 1995, Mr. Armstrong personally guaranteed a promissory note of the Company in the amount of $2,500,000 and a revolving line of credit for $500,000 and performed various services for the Company in the auction sale of excess tools and equipment. Mr. Armstrong was paid for such services by the issue of 459,333 shares of the restricted Common Stock of the Company with a fair market value at the date of grant of $186,604.


                       OPTION GRANTS IN LAST FISCAL YEAR

   The following table provides information concerning grants of stock options by the Company to the named executive officers in fiscal 1996. The Company has not granted any stock appreciation rights.

                                  Individual Grants                                     Potential Realizable
-------------------------------------------------------------------------------------     Value at Assumed
                                             Percentage of                              Annual Rates of Stock
                                             Total Options                               Price Appreciation
                                             Granted to                                 for the Option Term
                             Options         Employees in     Exercise      Expiration  ---------------------
   Name                    Granted (#)       Fiscal Year      ($/Share)        Date         5%        10%
---------------------      -----------       -------------   ----------     ----------   --------   --------
 Larry D. Armstrong(1)        5,500             16.7%          $3.6875       2/16/06     $12,755    $32,323

----------------
(1) Mr. Armstrong's options, granted in February 1996, were granted under the Company's 1994 Directors' Stock Option Plan and are fully exercisable.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION VALUES

        The following table provides information on option exercises in fiscal 1996 by the named executive officers and the value of such officers' unexercised options at August 31, 1996.

                                                               NUMBER OF UNEXERCISED              VALUE OF UNEXERCISED
                                   SHARES                          OPTIONS/SARS                       IN-THE-MONEY
                                  ACQUIRED                   <SAT FISCAL YEAR-END (#)             AT FISCAL YEAR-END(1)
                                 ON EXERCISE     VALUE      ---------------------------    ---------------------------------
NAME                                 (#)        REALIZED    EXERCISABLE   UNEXERCISABLE     EXERCISABLE        UNEXERCISABLE
----                            -------------   --------    -----------   -------------    --------------      -------------
Larry D. Armstrong                   -0-           -0-          5,500         -0-              -0-                  -0-

--------------------------

1. The "value" of any option set forth in the table above is determined by subtracting the amount which must be paid upon exercise of the options from the market value of the underlying Common Stock as of August 31, 1996 (based on the closing sales price as reported by the NASDAQ Small-Cap Market).

                           COMPENSATION OF DIRECTORS

Directors who are officers or employees of the Company receive $500 compensation per meeting for their services as members of the Board. In addition, directors are entitled to receive options to acquire 5,500 shares of the Company's Common Stock on the date of each annual stockholders' meeting pursuant to the Company's 1994 Directors' Stock Option Plan. The Company also reimburses its non-employee Directors for expenses incurred in attending each Board meeting.

         Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Exchange Act that might incorporate future filings, in whole or in part, the following reports and the Performance Graph shall not be incorporated by reference into any such filings.


                         COMPENSATION COMMITTEE REPORT
                           ON EXECUTIVE COMPENSATION

         During fiscal 1996, the Company had no formal compensation policies with respect to executive officers. Because there are no formal compensation policies in place, the compensation of executive officers was determined based generally on the qualifications and prior experience of the executive officers. The following paragraphs set forth the basis of the compensation paid in fiscal 1996 to Mack Ponder and Larry D. Armstrong.

         In April 1996, the Board elected Larry D. Armstrong as Chairman of the Board, President and Chief Executive Officer of the Company. At that time, the Board established Mr. Armstrong's salary at $111,538 per year for the remainder of fiscal year 1996. The Board set Mr. Armstrong's compensation package based on the key role he was to hold within the Company and in view of competitive compensation packages offered to his peer group in the industry.

         For fiscal year 1996, the Board set Mr. Ponder's salary at $120,000 per year. The Board set Mr. Ponder's compensation package based on the key role he was to hold within the Company and in view of competitive compensation packages offered to his peer group in the industry.


                             COMPENSATION COMMITTEE

                                 Michael Morgan
                                  Joe R. Nemec
                               Larry D. Armstrong

                               PERFORMANCE GRAPH

         The following performance graph compares the performance of the Common Stock to the NASDAQ Stock Market (US Companies) and to a Peer Group of other public companies. The information was provided by the Center for Research in Security Prices of The University of Chicago Graduate School of Business. The Peer Group Index is comprised of NASDAQ- listed companies having the three digit standard industry classification codes 7350-7359 (Miscellaneous Equipment Rental and Leasing). The graph assumes that the value of the investment in the Common Stock and each Index was 100 at August 30, 1991, and that all dividends were reinvested.







                                   [GRAPH]

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information concerning any person who was the beneficial owner of five percent or more of the Company's outstanding Common Stock as of December 27, 1996. The table also shows information concerning beneficial ownership by all directors and nominees, by each of the executive officers named in the Summary Compensation Table and by all directors and executive officers as a group. The number of shares beneficially owned by each director or executive officer is determined under rules of the Securities and Exchange Commission (the "Commission"), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of December 27, 1996 through the exercise of any stock option or other right. Unless otherwise indicated, each person has the sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table.

                                                                   AMOUNT AND NATURE OF          PERCENT
                                                                   BENEFICIAL OWNERSHIP          OF CLASS
                                                                   --------------------          --------
 Mack Ponder (1)(2)  . . . . . . . . . . . . . . . . . . . .            1,115,640                  9.2%

 Mohsen Hekmat(3)  . . . . . . . . . . . . . . . . . . . . .              740,000                  6.1%

 Panther Oil Tools, Ltd(4).  . . . . . . . . . . . . . . . .            1,200,000                  9.9%
          Sydney Vane House
          P. O. Box 201
          Rue Du Commerce
          St. Peter Port
          Guernsey, Channel Islands

 Larry D. Armstrong(5)(6)  . . . . . . . . . . . . . . . . .              468,833                  3.9%

 Eugene L. Butler(6) . . . . . . . . . . . . . . . . . . . .                6,500                   *

 O.A. "Buddy" Jackson  . . . . . . . . . . . . . . . . . . .                 -0-                   -0-

 Frank J. Wall(2)  . . . . . . . . . . . . . . . . . . . . .               29,858                   *

 Rittie W. Milliman, Sr.(7)  . . . . . . . . . . . . . . . .               17,000                   *

 Joe R. Nemec(8) . . . . . . . . . . . . . . . . . . . . . .               16,500                   *

 John Roane(6) . . . . . . . . . . . . . . . . . . . . . . .               33,767                   *

 John M. Le Seelleur(9)  . . . . . . . . . . . . . . . . . .               83,333                   *

 Bill M. Van Meter . . . . . . . . . . . . . . . . . . . . .                 -0-                   -0-

 All directors and executive officers as a group (10                      655,791                 5.4%
 persons)(10)


----------------------------
*Less than one percent

(1) Mr. Ponder's ownership of shares of the Company's Common Stock is determined based on the best of the Company's knowledge and the information contained in a Form 4 filed March 6, 1996. Includes 500,000 shares of Common Stock issued to Mr. Ponder in consideration of the cancellation of options and warrants previously issued to Mr. Ponder to purchase up to 4,000,000 shares of the Company's Common Stock and for services rendered on behalf of the Company.
(2) Includes 16,500 shares of Common Stock issuable upon exercise of options granted pursuant to the Company's 1994 Directors' Stock Option Plan.
(3) Based on the information provided to the Company in a letter dated December 9, 1996 from a broker representing Mr. Hekmat.
(4) Mr. Le Seelleur, a director of the Company, is the owner of 70% of the issued and outstanding shares of capital stock of Panther Oil Tools, Ltd. and may be deemed to be the beneficial owner of such shares.
(5) Includes 459,333 shares of the Company's restricted Common Stock issued to Mr. Armstrong in consideration for services rendered to the Company prior to his employment with the Company.
(6) Includes 5,500 shares of Common Stock issuable upon exercise of options granted pursuant to the Company's 1994 Directors' Stock Option Plan.
(7) Includes 11,000 shares of Common Stock issuable upon exercise of options granted pursuant to the Company's 1994 Directors' Stock Option Plan.
(8) Shares of Common Stock issuable upon exercise of options granted pursuant to the Company's 1994 Directors' Stock Option Plan
(9) Does not include 1,200,000 shares of the Company's Common Stock issued to Panther Oil Tools, Ltd., a Jersey, Channel Islands corporation ("Panther"). Mr. Le Seelleur is the owner of 70% of the outstanding capital stock of Panther.
(10) Includes 60,500 shares of Common Stock issuable upon exercise of options granted pursuant to the Company's 1994 Directors' Stock Option Plan.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         During the year ended August 31, 1995, the Board rescinded warrants issued to the Company's former Chairman of the Board and Chief Executive Officer, Mack Ponder. On April 4, 1996, 500,000 shares of the Company's restricted Common Stock were issued to Mr. Ponder in consideration of his years of service to the Company, continued personal guarantees of Company indebtedness and his return to the Company of the warrants to purchase 2,000,000 shares of the Company's Common Stock at $5.25 per share and options to purchase up to 2,000,000 shares of the Company's Common Stock at an exercise price of $5.25 per share.

         Effective April 1, 1996, the Company acquired Panther Oil Tools (UK), Ltd., an England corporation ("Panther (UK)", and substantially all of the assets of Villain, Ltd., a Guernsey corporation ("Villain"). Panther Oil Tools, Ltd., a Jersey, Channel Islands corporation ("Panther"), as the sole stockholder of Panther (UK), received 1,200,000 shares of the Company's restricted Common Stock and $250,000 in cash in exchange for all of the issued and outstanding capital stock of Panther (UK). Panther was also granted certain "piggy-back" registration rights and an undertaking by the Company to provide the stockholders of Panther with equivalent registration rights as those granted to Panther in the event that Panther should be dissolved and such Common Stock is distributed to the stockholders of Panther. Additionally, $1,000,000 in cash was paid for the acquisition of substantially all of the assets of Villain. All of the outstanding shares of capital stock of Villain, were owned by John M. Le Seelleur, a director and stockholder of the Company. Mr. Le Seelleur also owns 70% of the outstanding capital stock of Panther. In addition, Mr. Le Seelleur purchased, pursuant to a Subscription Agreement dated May 23, 1996, 83,333 shares of the Company's Common Stock for an aggregate purchase price of $250,000.

         In September 1995, the Company acquired Armstrong Tool, Inc. from Martha Gale Armstrong, the wife of Larry D. Armstrong, the President and Chief Executive Officer of the Company. The consideration for the assets of Armstrong Tool, Inc. consisted of the issuance of a promissory note for $400,000 to Mr. Armstrong and the assumption by the Company of approximately $450,000 of liabilities.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in Houston, Texas, on December 30, 1996.



                            PONDER INDUSTRIES, INC.



                            By  /s/ Eugene L. Butler
                              -------------------------------------------------
                                Eugene L. Butler, Executive Vice President and Chief Financial Officer