Form 10-Q
period 1996-11-30
PONDER INDUSTRIES INC
filed 1997-01-14
CIK 859917

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


   (Mark One)
      [X]   Quarterly Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934

            For the Quarterly Period Ended     November 30, 1996
                                           -----------------------
                                       OR

      [ ]   Transition Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934

             For the Transition Period From              to             .
                                            ------------    ------------

                        Commission File Number  0-18656
                                                --------

                            PONDER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


                   Delaware                                    75-2268672
         (State or other jurisdiction of                      (IRS Employer
          incorporation or organization)                   Identification No.)


                       5005 Riverway Drive, Suite 550
                            Houston, Texas  77056
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

Yes     X        No
    ---------      ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


             Class                          Outstanding at December 31, 1996
   ----------------------------            ----------------------------------
   Common Stock, $.01 par value                       12,346,124

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                                     INDEX


                                                                                PAGE
                                                                                ----
PART I         FINANCIAL INFORMATION
------         ---------------------
Item 1:        Condensed Consolidated Balance Sheets as of November 30, 1996,
                  and August 31, 1996                                              3

               Condensed Consolidated Statements of Operations for the Three
                  Months Ended November 30, 1996 and 1995                          5

               Condensed Consolidated Statements of Cash Flows for the Three
                  Months Ended November 30, 1996 and 1995                          6

               Notes to Condensed Consolidated Financial Statements                8

Item 2:        Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                       10


PART II        OTHER INFORMATION
-------        -----------------

Item 1:        Legal Proceedings                                                  11

Item 2:        Changes in Securities                                              11

Item 3:        Defaults Upon Senior Securities                                    11

Item 4:        Submission of Matters to a Vote of Security Holders                11

Item 5:        Other Information                                                  11

Item 6:        Exhibits and Reports on Form 8-K                                   11

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          November 30,
                                                                             1996         August 31,
                              ASSETS                                      (Unaudited)       1996
                                                                         ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                                             $    180,300    $    397,927
   Receivables, net of allowance for doubtful accounts of $153,491 and
      $138,491 at November 30 and August 31, respectively
                                                                            4,144,587       3,646,960
   Other receivable                                                           500,000         500,000
   Parts and supplies                                                       3,144,710       3,046,288
   Prepaid expenses and other                                                 457,592         514,464
                                                                         ------------    ------------
        Total current assets                                                8,427,189       8,105,639
                                                                         ------------    ------------

 PROPERTY AND EQUIPMENT                                                    30,041,245      28,170,569

Less- Accumulated depreciation and amortization                           (13,223,662)    (12,644,782)
                                                                         ------------    ------------

                                                                           16,817,583      15,525,787
                                                                         ------------    ------------

OTHER ASSETS                                                                2,176,297       2,184,435

DEFERRED ASSETS, net                                                          805,302         853,408

GOODWILL, net                                                               1,377,254       1,232,807
                                                                         ------------    ------------

                                                                            4,358,853       4,270,650
                                                                         ------------    ------------

                                                                         $ 29,603,625      27,902,076
                                                                         ============    ============



     See accompanying notes to condensed consolidated financial statements.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

                                                                                       November 30,
                                                                                           1996           August 31,
                         LIABILITIES AND STOCKHOLDERS' EQUITY                          (Unaudited)          1996
                                                                                       -----------     --------------
   CURRENT LIABILITIES:
     Current maturities of long-term debt                                            $    1,200,905    $   1,393,001
     Bank overdraft                                                                         615,855          529,813
     Accounts and notes payable, trade                                                    3,917,394        2,863,477
     Accrued liabilities                                                                  1,550,852        2,122,559
                                                                                     --------------    -------------


                            Total current liabilities                                     7,285,006        6,908,850
                                                                                     --------------    -------------

   LONG-TERM DEBT, less current maturities                                                5,403,423        4,148,207
                                                                                     --------------    -------------

   OTHER LONG-TERM LIABILITIES                                                              602,281          449,418
                                                                                     --------------    -------------

   DEFERRED TAXES PAYABLE                                                                   889,587          233,081
                                                                                     --------------    -------------

   CONVERTIBLE DEBENTURES                                                                 9,150,000        9,150,000
                                                                                     --------------    -------------

   COMMITMENTS AND CONTINGENCIES (Note 2)

   STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, authorized 50,000,000 shares, issued
       12,635,997 shares and 12,131,347 shares at November 30 and August 31,
       respectively, of which 289,873 are held as treasury shares                           126,360          121,313
     Additional paid-in capital                                                          21,893,915       21,880,361
     Cumulative foreign currency translation adjustment                                     134,097           23,596
     Accumulated deficit                                                                (14,656,823)     (13,775,188)
                                                                                     --------------    -------------


                                                                                          7,497,549        8,250,082

   LESS:
     Note receivable for common stock                                                       (63,540)         (63,540)
     Deferred compensation                                                                 (132,943)        (146,284)
     Treasury stock                                                                      (1,027,738)      (1,027,738)
                                                                                     --------------    -------------


                              Total stockholders' equity                                  6,273,328        7,012,520
                                                                                     --------------    -------------


                                                                                     $   29,603,625    $  27,902,076
                                                                                     ==============    =============



     See accompanying notes to condensed consolidated financial statements.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                                                 Three Months
                                                               Ended November 30
                                                          ----------------------------

                                                             1996            1995
                                                          ------------    ------------
  TOOL RENTALS AND SALES                                  $  5,141,125    $  2,145,851

  COSTS OF SERVICE AND SALES                                 2,202,620         846,965
                                                          ------------    ------------


                   Gross profit                              2,938,505       1,298,886
                                                          ------------    ------------

  EXPENSES:
    Operating                                                2,320,280         825,999
    General and administrative                               1,157,054         429,909
                                                          ------------    ------------


                                                             3,477,334       1,255,908
                                                          ------------    ------------


                   Operating income (loss)                    (538,829)         42,978

  OTHER INCOME (EXPENSE):
    Interest, net                                             (353,763)        (66,553)
    Gain on disposal of assets                                    --             4,790
    Other                                                       10,957          31,100
                                                          ------------    ------------

  INCOME (LOSS) BEFORE INCOME TAXES                           (881,635)         12,315
                                                          ------------    ------------

  INCOME TAX EXPENSE                                              --              --
                                                          ------------    ------------

  NET INCOME (LOSS)                                       $   (881,635)   $     12,315
                                                          ============    ============



  NET LOSS PER SHARE                                      $       (.07)   $       --
                                                          ============    ============

  WEIGHTED AVERAGE COMMON SHARES AND COMMON SHARE
    EQUIVALENTS OUTSTANDING                                 12,259,844       6,836,897
                                                          ============    ============



     See accompanying notes to condensed consolidated financial statements.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)




                                                              Three Months
                                                            Ended November 30
                                                         ------------------------
                                                            1996          1995
                                                         ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                    $ (881,635)   $   12,315
    Depreciation and amortization                           692,370       157,179
    Gain on disposal of assets                                 --          (4,790)
    Deferred compensation expense                            13,341          --
    Net change in operating assets and liabilities-
       Receivables                                         (497,627)     (185,197)
       Parts and supplies                                   (98,422)        1,875
       Prepaid expenses and other                            56,872       (79,498)
       Accounts and notes payable, trade                  1,053,917        61,184
       Accrued and other liabilities                       (404,658)     (126,236)
                                                         ----------    ----------
       Net cash used in continuing operating activities     (65,842)     (163,168)
                                                         ----------    ----------
CASH USED IN DISCONTINUED OPERATIONS                           --        (244,904)
                                                         ----------    ----------

       Net cash used in operating activities                (65,842)     (408,072)
                                                         ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                  (1,209,755)     (292,896)
    Proceeds from asset sales                                  --          25,764
                                                         ----------    ----------
    Net cash used in investing activities                (1,209,755)     (267,132)
                                                         ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long-term debt                   (914,314)   (1,542,990)
    Financing and debt collateral payments                  (31,693)       (4,601)
    Proceeds from long-term debt borrowings               1,807,434          --
    Bank overdraft                                           86,042       250,099
    Proceeds from issuance of common stock                     --       1,792,251
                                                         ----------    ----------

    Net cash provided by financing activities               947,469       494,759
                                                         ----------    ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                     110,501          --
                                                         ----------    ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                    (217,627)     (180,445)

CASH AND CASH EQUIVALENTS, beginning of period              397,927       180,445
                                                         ----------    ----------
CASH AND CASH EQUIVALENTS, end of period                 $  180,300    $     --
                                                         ==========    ==========

                                                                                                 Three Months
                                                                                               Ended November 30
                                                                                              -------------------
                                                                                                1996       1995
                                                                                              --------   --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
         Cash paid for interest                                                               $  91,242   $ 66,553
                                                                                              =========   ========

         Cash paid for income taxes                                                           $    --     $   --
                                                                                              =========   ========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:

         Assets acquired for debt                                                             $    --     $925,474
                                                                                              =========   ========

         Assets acquired and liabilities assumed in connection with acquisitions              $ 812,320   $      -
                                                                                              =========   ========

         Common stock issued in connection with acquisitions                                  $  18,601   $      -
                                                                                              =========   ========



     See accompanying notes to condensed consolidated financial statements.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)



1.  BASIS OF PRESENTATION:

The condensed consolidated financial statements included herein have been prepared by Ponder Industries, Inc., and subsidiaries (collectively referred to as the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. However, all adjustments have been made to the accompanying financial statements which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods covered. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented herein not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

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

2.  CONTINGENCIES:

In October 1995, the Securities and Exchange Commission (the Commission) notified the Company that the staff of the Commission intended to recommend that the Commission institute a cease and desist proceeding against the Company and various former officers and directors of the Company on the basis of alleged violations of the Securities Act of 1934 (the Exchange Act), primarily related to the Company's accounting treatment with respect to revenue recognition for the Company's former operations in Azerbaijan in the Company's periodic reports filed with the Commission in late fiscal 1992 and fiscal 1993 and the Company's press release in August 1992 concerning the results of the Azerbaijan operations. The Company has requested that the Commission not follow the recommendations of the staff on the grounds that its accounting treatment with respect to the Azerbaijan operations was appropriate under the then existing circumstances and that the revenue was recognized in good faith. Recently, the staff indicated it would not recommend action concerning the Exchange Act filings but did intend to recommend that the Commission take action with respect to the press release. That recommendation is currently pending and, at this time, there has been no indication as to what action the Commission will take.

The Company is a defendant in a lawsuit by a former employee seeking damages for a wrongful termination. The suit was filed in December 1993. The suit seeks approximately $317,000 in unpaid wages and value of $142,695 for 38,052 shares of stock he would have earned during the remainder of his contract term. In May of 1995, the former employee sought to enjoin the Company from conducting an auction sale of certain assets; as a result of those injunctive proceedings, the Court ordered that $200,000 of the proceeds from the auction be tendered into the registry of the Court to satisfy any possible adverse judgment against the Company. The Company asserts that the former employee was properly terminated under the terms of his contract and is vigorously contesting the claim and believes that its has meritorious defenses regarding this matter.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

In August 1996, a case was filed in the United States District Court for the Western District of New York alleging that the Company breached an obligation to convert certain debentures held by the plaintiff into the Company's common stock. The plaintiff assets damages in an amount in excess of $50,000, attorney's fees and costs and seeks an order compelling the Company to convert the plaintiff's debentures into common stock. The Company is contesting the plaintiff's claims and has responded to the plaintiff's complaint by filing counterclaims and third-party claims against the plaintiff, the Company's other convertible debenture holders and the placement agent on the convertible debenture offering alleging various violations of the Securities Exchange Act, common law fraud, civil conspiracy, negligent misrepresentation, breach of contract, breach of fiduciary duty, negligence, indemnification and seeking a declaration that the Company has no obligation to convert the debentures and no liability for failure to so convert. Also, in August 1996, an action was filed in the United States District Court for the Northern District of Illinois, Eastern Division, by two other convertible debenture holders of the Company who allege that the Company breached an obligation to convert certain debentures held by the plaintiffs into the Company's common stock. The plaintiffs seek a declaratory judgment setting forth the rights and liabilities of the parties and an award of shares of common stock or an undisclosed amount of money allegedly due them. The Company is contesting plaintiffs' claims and has removed the action to federal court and has moved to transfer it to the Western District of New York pursuant to a forum selection clause in the agreements between the parties. The plaintiffs have recently agreed to the transfer of the action to the Western District of New York.

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

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is included to describe the Company's financial position and results of operations for the three-month periods ended November 30, 1996 and 1995. The Condensed Consolidated Financial Statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

Demand for the Company's services and rentals depends primarily on the number of oil and gas wells being drilled, the depth and drilling conditions of such wells, and the level of workover activity. Drilling and workover activity is largely dependent on the prices for oil and natural gas. Demand for oil and natural gas the past year has allowed for much higher prices in 1996 that the average prices for the past several years. World oil prices have been in the mid to low $20's per barrel for several months and many industry analysts are forecasting this situation to continue in 1997. These favorable market conditions should continue and allow Ponder to continue its growth and return to profitability.


LIQUIDITY AND CAPITAL RESOURCES

In November 1996, the Company completed a $10 million financing agreement with KBK Financial, Inc. The agreement includes a $4 million revolving receivable facility, a $2.5 million revolving credit note and a $3.5 million term note. The receivable facility is a two year facility that is based on accounts receivable and will be utilized for short-term liquidity needs. The $2.5 million revolving credit note is a five year facility based on inventory and equipment and these funds will be used to acquire capital assets to expand the business. The $3.5 million term note is a five and one-half year note, interest only for the first six months and amortizes over the remaining five years, collateralized by equipment. In December 1996, the Company borrowed $3.5 million under the term note and paid off its existing bank debt of approximately $3 million.

Working capital was approximately $1.1 million at November 30, 1996, as compared to $1.2 million at August 31, 1996. The current ratio at November 30, 1996, was 1.16 to 1.0 as compared to 1.17 to 1.0 at August 31, 1996. The long-term debt (assuming conversion of the convertible debentures) as a percent of total capitalization was 30 percent at November 30, 1996, compared to 26 percent at August 31, 1996. The Company will have approximately $5 million available under its financing agreements after paying off the bank debt and certain payables outstanding at November 30, 1996.

Management believes the combination of working capital, the unused portion of existing credit facilities and anticipated cash flows from operations provide the Company with sufficient capital resources and liquidity to manage its routine operations.

RESULTS OF OPERATIONS

A net loss of $882,000, or $.07 per share, was recorded for the three months ended November 30, 1996, compared to net income of $12,000 for the same period of the prior year. The Company's operating loss was $539,000, or $.04 per share, compared to operating income of $43,000, or $.01 per share, for the same period of the prior year.

Revenues increased $2,995,000, or 140 percent, to $5,141,000 for the three months ended November 30, 1996, compared to $2,146,000 for the same period of the prior year. The increase is due to a significant increase in the Company's marketing effort and an increase in operating locations.

Cost of sales and services increased $1,356,000, or 160 percent, to $2,203,000 from $847,000 and operating expenses increased $1,494,000, or 181 percent, to $2,320,000 from $826,000. These increases are due to the increase in sales activity, establishing new store locations and the addition of operating personnel.

General and administrative expenses increased $727,000, or 169 percent, to $1,157,000 as compared to $430,000 for the prior period. The Company has significantly increased its regional and corporate sales group and has increased its corporate and administrative staff as a result of the expansion effort. Additionally, the Company has incurred increased accounting, legal and public corporation expenses associated with the increase in business activity.

Interest expense, net, increased $287,000 to $354,000 as compared to $67,000 for the comparable prior period. The increase is due primarily to $258,000 noncash interest and debt issue cost amortization on the 8 percent convertible debentures issued effective April 26, 1996. The Company's interest expense on higher debt levels is partially offset by a reduction in the average interest rate of bank debt.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings - For a description of legal proceedings against the Company, see Note 2 of the notes to condensed consolidated financial statements included herein.

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             *11  -  Computation of Earnings (Loss) Per Share.

             *27  -  Financial Data Schedule.


---------------

* Filed herewith

         (b) Reports on Form 8-K  - None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PONDER INDUSTRIES, INC.




                                       By:   /s/ Larry D. Armstrong
                                            -------------------------------
                                            Larry D. Armstrong
                                            President, Chief Executive Officer
                                            and Chairman of the Board of
                                            Directors




                                       By   /s/ Eugene L. Butler
                                            --------------------------------
                                            Eugene L. Butler
                                            Executive Vice President,
                                            Chief Financial Officer and
                                            Director



Dated:    January 13, 1997

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER           DESCRIPTION
-------          -----------

  *11           -  Computation of Earnings (Loss) Per Share.

  *27           -  Financial Data Schedule.