Form 10-K/A
period 1996-08-31
PONDER INDUSTRIES INC
filed 1997-02-19
CIK 859917

================================================================================
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -------------------------------


                                  FORM 10-K/A
                                Amendment No. 2



      This Form 10-K/A is being filed to revise Item 1, Item 7, Item 9,
                    Item 10, Item 11, Item 12 and Item 13
           to Form 10-K for the fiscal year ended August 31, 1996.


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
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X   NO   .
                                                ---    ---

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.
                            -----

                       -------------------------------


         THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF DECEMBER 4, 1996 IS 12,635,997 INCLUSIVE OF 289,873 SHARES HELD AS TREASURY STOCK.


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

         RECENT ACQUISITIONS


         During fiscal 1996, the Company made the following acquisitions:






         Effective September 1995, the Company acquired certain assets and assumed certain liabilities of Armstrong Tool, Inc. (Armstrong). Armstrong was wholly owned by Larry D. Armstrong and his wife, Gail. Consideration given for Armstrong was the issuance of a $400,000 promissory note to the Company's president plus assumption of various notes payable of approximately $450,000. The $450,000 in notes payable were paid during fiscal 1996. Armstrong is located in Fort Smith, Arkansas, and is in the business of buying and reselling oilfield rental tools and equipment.


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

         EXECUTIVE OFFICERS OF THE REGISTRANT

         The current executive officers of the Company, their names, ages, positions and tenure with the Company as of December 4, 1996 are as follows:

                                                                        Officer
       Name                Age           Position                        Since
       ----                ---           --------                        -----
Larry D. Armstrong         56       Chairman, President and Chief        1995
                                    Executive Officer

Eugene L. Butler           55       Executive Vice President             1996
                                    and Chief Financial Officer

O. A. "Buddy" Jackson      58       Executive Vice President and         1996
                                    Chief Operating Officer

Gerald A. Slaughter        53       Senior Vice President and
                                    Controller                           1996

Frank J. Wall              41       Senior Vice President of             1990
                                    Operations

Mark R. Paisley            43       Secretary                            1995

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


         In fiscal 1996 management raised over $12 million in cash from financing activities including the sale of convertible debentures and common stock. Subsequent to fiscal year-end, Ponder completed a new $10 million financing agreement to pay off existing bank debt and provide additional working capital for continuing growth. Ponder has acquired 10 companies, including Armstrong Tool, Inc. and has opened three new locations, two in Louisiana and one in Texas. One of the companies acquired, Panther Oil Tools, is located in the North Sea area. The Company also recently signed an agreement to form a joint venture for operations in the Middle East. Revenues were nearly $12 million for the year ended August 31, 1996 and are almost double compared to last year, with 1996 fourth quarter revenues approaching $5 million.

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

         Revenues increased $5,204,000, or 77%, to $11,961,000 in 1996 compared to $6,757,000 in 1995. The increase is due to a significant increase in the domestic marketing effort and an increase in operating locations. Revenues attributable to the four Texas stores and the machine shop operation in place at the beginning of the year increased $1,248,000, or 18%, to $8,005,000 in 1996 as compared to $6,757,000 in 1995. During 1996 the Company added nine new store locations in Oklahoma, Arkansas, Louisiana, Mississippi, Illinois and Texas, and these new locations contributed approximately $2,852,000 to the current year increase. Effective April 1, 1996, the Company acquired Panther Oil Tools, (UK) Ltd. (an England corporation), and the assets of Villain Ltd. (a Guernsey Corporation). These acquisitions resulted in an additional $1,104,000 in 1996 revenues.


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

         YEAR ENDED AUGUST 31, 1995 V. 1994


         Revenues decreased $878,164 in 1995 when compared to 1994. The reduction was attributed to a decrease in domestic marketing efforts. In
August 1995, the Company increased its domestic sales effort by placing sales personnel in major marketing areas of the Company. The Company expanded its marketing coverage through an acquisition in Oklahoma and opened two Company stores. These additions along with increased marketing efforts initiated the Company's aggressive expansion program for 1996. A change in the accounting procedure for inventory to better reflect of sales on parts resulted in a one-time gain of $1,139,780. A write-off of all Azerbaijan assets and a one-time charge of $400,000 for shut-down costs resulted in a one-time sales loss of $3,400,000.

ITEM 8.  FINANCIAL STATEMENTS AND SCHEDULES

         The reports of the Company's Independent Public Accountants, Financial Statements and Notes to Financial Statements appear herein commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         The firm of Hairston, Kemp, Sanders & Stich, P.C., certified public accountants ("Hairston") served as the independent auditors of the Company until January 8, 1996 at which time the Company replaced the firm now known as Kemp & Stich, P.C. and engaged William B. Sanders, C.P.A. ("Sanders") as the principle accountant of the Company (see Form 8-K dated January 8, 1996). On April 10, 1996, Sanders was replaced by Arthur Andersen LLP ("Andersen").
The decision to change accountants was recommended by the board of directors of the Company.


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


        On April 10, 1996, Andersen was engaged to audit the financial statements of the Company for its fiscal year ended August 31, 1996. The Company has authorized Sanders to respond fully to inquiries of Andersen. The Company did not contact Andersen during the Company's two most recent fiscal years, or any subsequent interim period, regarding (1) any disagreement with Sanders or Hairston or (2) the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements. Prior to its agreement, Andersen was neither asked for, nor has it expressed any opinion on any accounting issues concerning the Company.

                                   PART III.

ITEM 10.         DIRECTORS OF THE REGISTRANT

         The following table sets forth certain information with respect to the directors and executive officers of the Company:



                                                                                                 DIRECTOR
                                                                                                 --------
            NAME                   AGE                          POSITION                          SINCE
            ----                   ---                          --------                          -----
 Larry D. Armstrong                56         Chairman, President and Chief Executive Officer      1995

 Eugene L. Butler                  55         Executive Vice President, Chief Financial            1996
                                              Officer and Director

 O. A. "Buddy" Jackson             58         Executive Vice President and Chief                   1996
                                              Operating Officer

 Gerald A. Slaughter               54         Senior Vice President and Controller                 1996

 Frank J. Wall                     41         Senior Vice President of Operations and Director     1982

 Mark R. Paisley                   43         Secretary                                            1995

 John  M. Le Seelleur              46         Director                                             1996

 Rittie W. Milliman, Sr.           43         Director                                             1994

 Joe R. Nemec                      53         Director                                             1986

 John Roane                        67         Director                                             1985

 Bill M. Van Meter                 63         Director                                             1996



There are no family relationships among any director or executive officer listed. In connection with the Company's acquisition of Panther Oil Tools, Ltd., Mr. Le Seelleur was elected to serve as a Director of the Company. Except for Mr. Le Seelleur, there are no arrangements or understandings pursuant to which any of these persons were elected as officers or directors. Officers are elected annually by the Board at its first meeting following the annual meeting of stockholders, each to hold office until the corresponding meeting of the Board in the next year or until his successor shall have been elected or shall have been qualified.


-------------------------


LARRY D. ARMSTRONG was employed as President and Chief Operating Officer and Director effective June 1, 1995 and was elected Chairman and Chief Executive Officer in April 1996. Mr. Armstrong has been involved in the oilfield rental and fishing tool business since 1963, in which year he founded his own company which was later acquired by PETCO in 1978, a NASDAQ-listed company. He served PETCO in several executive positions and as chief operating officer until 1983. After leaving PETCO, he acted as chief executive officer of several companies until assuming his present position.



EUGENE L. BUTLER joined the Company in February 1996 and became Executive Vice President, Chief Financial Officer and Director in April 1996. Since 1991, Mr. Butler has also served as chairman of the board and chief executive officer of Intercoastal Terminal, Inc., a company engaged in operating a petrochemical storage and terminal facility. From 1974 through 1991, Mr. Butler served in various executive capacities for Weatherford/Enterra, Inc., a multinational energy corporation, including director, president, chief executive officer and chief operating officer. Mr. Butler received his degree in accounting from Texas A&M University in 1963 and is a Certified Public Accountant.

O. A."BUDDY" JACKSON joined the Company in August 1995 as East Texas Regional Vice President of Ponder's Fishing Tool Division and was made Executive Vice President and Chief Operating Officer in January 1997. Prior to joining the Company, Mr. Jackson served as salesman for Armstrong PETCO and in various other capacities in the oil and gas drilling and production business.



GERALD A. SLAUGHTER was employed as Vice President and Controller in March 1996 and was made Senior Vice President and Controller in January 1997. Since 1991, Mr. Slaughter had been self-employed in an oil and gas industry accounting practice. He has held accounting and financial positions with Corpus Christi Oil and Gas Company and Pennzoil Company. Mr. Slaughter started his career with Arthur Andersen & Co. in 1973 after receiving his accounting degree and MBA from Baylor University. He is a Certified Public Accountant.


FRANK J. WALL has served as a Director of the Company since August 1990 and an officer since 1982. Mr. Wall has 18 years of experience in the fishing tool industry and has been with the Company since 1981. Since joining the Company, Mr. Wall has served in various executive capacities and now serves as Senior Vice President of Operations.

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


RITTIE W. MILLIMAN, SR. was elected a Director in August 1994. He is
President of the Milliman Group, Inc., an oilfield services and equipment firm. From March 1992 to February 1996, Mr. Milliman served as the Company's Vice President of Operations. From 1984 to 1993 he was an independent consultant and equipment supplier for wireline logging and perforating of wells.



JOE R. NEMEC has been a Director of the Company since 1986 and is an original shareholder of the Company. Since September 1995, he has served as Director of Norwest Bank Texas of Alice, Texas. From 1987 through 1995 Mr. Nemec served as Secretary of the Company. Mr. Nemec is a Certified Public Accountant and has owned his own accounting practice since 1972.



MARK R. PAISLEY was elected Secretary of the Company at the Annual Meeting in February 1995. He is a member of the law firm of Warburton, Adami, McNeill, Paisley and McGuire, P.C., and he has served as counsel to the Company since 1990.



JOHN ROANE has been a Director of the Company since March 1985. He has been a fishing tool supervisor for the Company since 1981 and is one of the original shareholders. Prior to joining the Company in 1981, Mr. Roane was a fishing tool supervisor for Wilson Downhole. His experience includes all aspects of the drilling and production of oil and gas as a consultant and drilling superintendent.



BILL M. VAN METER has been a Director of the Company since October 1996. Mr. Van Meter recently retired from Energy Companies of ONEOK, Inc., a gas exploration, production and marketing company based in Tulsa, Oklahoma, where he had been president since 1986. Since September 1996, he has served as a Director of Hallwood Consolidated Resources Co. He is also a former executive vice president of Natomas Energy Company. Mr. Van Meter earned a degree in petroleum engineering from the University of Oklahoma.




SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


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



                                                                Long-Term Compensation
                                                             -----------------------------
                                                                        Awards
                                                             -----------------------------
                                      Annual Compensation          Other
                                      -------------------         Annual          Stock            All Other
Name and Principal Position  Year     Salary       Bonus       Compensation     Options(#)(1)   Compensation($)
---------------------------  ----     ------       -----      --------------    -------------   ---------------
 Mack Ponder(2)               1994   $120,000       --            $46,432         5,500          $  1,531(4)
   Chairman of the Board and  1995   $120,000       --            $46,432         5,500          $  1,238(4)
   Chief Executive Officer    1996   $120,000       --            $55,553         5,500          $  1,422(4)


 Larry D. Armstrong(5)        1994      --          --              --              --                --
   Chairman of the Board,     1995   $ 15,185       --            $ 1,600(6)        --           $186,604(7)
   Chief Executive Officer    1996   $111,538       --            $ 8,406(6)      5,500               --
   and President


----------


(1) Issued pursuant to the Company's 1994 Directors' Stock Option Plan.


(2) Mr. Ponder resigned as Chairman of the Board and Chief Executive Officer of the Company in April 1996.


(3) Premium on life insurance, vehicle allowance and directors' fees.



(4) Royalty fees paid.


(5) Mr. Armstrong became President and Chief Operating Officer in June 1995 and was made Chairman of the Board, President and Chief Executive Officer in April 1996. Effective September 1, 1995, the Company entered into an employment agreement with Mr. Armstrong which provides for an annual salary of $100,000 over the next four years.


(6) Includes vehicle allowance and director's fees.



(7) Before his employment and not as an employee and prior to his election as President, Chief Operating Officer and Director in June 1995, Mr. Armstrong personally guaranteed a promissory note of the Company in the amount of $2,500,000 and a revolving line of credit for $500,000 and performed various services for the Company in the auction sale of excess tools and equipment. Mr. Armstrong was paid for such services by the issue of 459,333 shares of the restricted Common Stock of the Company with a fair market value at the date of grant of $186,604. The closing market price of the Company's Common Stock on June 26, 1995 was $.94.



                       OPTION GRANTS IN LAST FISCAL YEAR

   The following table provides information concerning grants of stock options by the Company to the named executive officers in fiscal 1996. The Company has not granted any stock appreciation rights.


                                  Individual Grants                                     Potential Realizable
-------------------------------------------------------------------------------------     Value at Assumed
                                             Percentage of                              Annual Rates of Stock
                                             Total Options                               Price Appreciation
                                             Granted to                                 for the Option Term
                             Options         Employees in     Exercise      Expiration  ---------------------
   Name                    Granted (1)       Fiscal Year      ($/Share)        Date         5%        10%
---------------------      -----------       -------------   ----------     ----------   --------   --------
 Larry D. Armstrong           5,500               20%          $3.6875       2/16/06     $12,755    $32,323
 Mack Ponder                  5,500               20%          $3.6875       2/16/06     $12,755    $32,323
 Frank J. Wall                5,500               20%          $3.6875       2/16/06     $12,755    $32,323
 Eugene L. Butler             5,500               20%          $3.6875       2/16/06     $12,755    $32,323


----------------

(1) Options were granted under the Company's 1994 Directors' Stock Option Plan and are fully exercisable.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION VALUES

        The following table provides information on option exercises in fiscal 1996 by the named executive officers and the value of such officers' unexercised options at August 31, 1996.


                                                               NUMBER OF UNEXERCISED              VALUE OF UNEXERCISED
                                   SHARES                          OPTIONS/SARS                       IN-THE-MONEY
                                  ACQUIRED                   <SAT FISCAL YEAR-END (#)             AT FISCAL YEAR-END(1)
                                 ON EXERCISE     VALUE      ---------------------------    ---------------------------------
NAME                                 (#)        REALIZED    EXERCISABLE   UNEXERCISABLE     EXERCISABLE        UNEXERCISABLE
----                            -------------   --------    -----------   -------------    --------------      -------------
Larry D. Armstrong                   -0-           -0-          5,500         -0-              -0-                  -0-
Mack Ponder                          -0-           -0-         16,500         -0-            $7,133                 -0-
Eugene L. Butler                     -0-           -0-          5,500         -0-              -0-                  -0-
Frank J. Wall                        -0-           -0-         16,500         -0-            $7,133                 -0-


---------------

1. The "value" of any option set forth in the table above is determined by subtracting the amount which must be paid upon exercise of the options from the market value of the underlying Common Stock as of August 31, 1996 (based on the closing sales price as reported by the NASDAQ Small-Cap Market).


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION



         During fiscal 1996, the entire Board performed the functions of the Compensation Committee. During this period, Mr. Armstrong, Mr. Ponder, Mr. Wall and Mr. Butler were executive officers of the Company. The Compensation Committee is now comprised of Mr. Roane, Mr. Van Meter and Mr. Milliman.


                           COMPENSATION OF DIRECTORS


         During fiscal 1996, directors received $200 compensation per meeting attended. The Board changed this policy in October 1996 and directors who are not officers or employees of the Company now receive $500 compensation per meeting for their services as members of the Board. In addition, directors are entitled to receive options to acquire 5,500 shares of the Company's Common Stock on the date of each annual stockholders' meeting pursuant to the Company's 1994 Directors' Stock Option Plan. The Company also reimburses its directors for expenses incurred in attending each Board meeting.


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


                         COMPENSATION COMMITTEE REPORT
                           ON EXECUTIVE COMPENSATION


         During fiscal 1996, the Company had no formal compensation policies with respect to executive officers. Because there are no formal compensation policies in place, the compensation of executive officers was determined by the entire Board based generally on the qualifications and prior experience of the executive officers. The following paragraphs set forth the basis of the compensation paid in fiscal 1996 to Mack Ponder and Larry D. Armstrong.


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


                             COMPENSATION COMMITTEE


                               Larry D. Armstrong
                                  Joe R. Nemec
                            Rittie W. Milliman, Sr.
                                   John Roane
                                 Michael Morgan
                                  Mack Ponder
                                   Frank Wall
                               Charles Greenwood

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


                                   [GRAPH]


CRSP TOTAL RETURNS INDEX FOR:                 08/30/91   08/30/92   08/30/93   08/30/94   08/30/95    08/30/960
-----------------------------                 --------   --------   --------   --------   --------    ---------
Ponder Industries, Inc.                         100.0       78.2       78.2       48.6       21.4       64.3
Nasdaq Block Market (US Companies)              100.0      108.5      145.1      148.8      200.5      228.1
Nasdaq Stocks SIC 7360-7968 US Companies)       100.0      144.0      256.5      280.5      301.1      370.0
Miscellaneous Equipment  Rental and Leasing



NOTES:



A. The lines represent index levels derived from compounded daily returns that include all dividends.


B. The indexes are reweighed daily, using the market capitalization on the previous trading day.


C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.


D.   The index level for all series was set to $100.0 on 08/30/91.


E. No trading activity recorded for Ponder Industries, Inc. from 01/23/93 to 01/26/93.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table sets forth information concerning any person who was the beneficial owner of five percent or more of the Company's outstanding Common Stock as of January 21, 1997. The table also shows information concerning beneficial ownership by all directors and nominees, by each of the executive officers named in the Summary Compensation Table and by all directors and executive officers as a group. The number of shares beneficially owned by each director or executive officer is determined under rules of the Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of December 27, 1996 through the exercise of any stock option or other right. Unless otherwise indicated, each person has the sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table.



                                                                   AMOUNT AND NATURE OF          PERCENT
                                                                   BENEFICIAL OWNERSHIP          OF CLASS
                                                                   --------------------          --------
 Washington Economics, Ltd.  . . . . . . . . . . . . . . . .            1,150,000                9.314%
 Chambers, Dame Court
 Dublin 2
 Republic of Ireland

 Mack Ponder (1)(2)  . . . . . . . . . . . . . . . . . . . .              900,640                7.295%
 Green Acres 1
 P.O. Box 79
 Alice, Texas 78383

 Mohsen Hekmat(3)  . . . . . . . . . . . . . . . . . . . . .              740,000                5.994%
 241 Baker Street
 London, England
 United Kingdom NW1 6XE

 Panther Oil Tools, Ltd(4).  . . . . . . . . . . . . . . . .            1,200,000                9.719%
 Sydney Vane House
 P. O. Box 201
 Rue Du Commerce
 St. Peter Port
 Guernsey, Channel Islands

 Larry D. Armstrong(5)(6)  . . . . . . . . . . . . . . . . .              614,218                4.975%

 Eugene L. Butler(6) . . . . . . . . . . . . . . . . . . . .                6,500                   *

 Frank J. Wall(2)  . . . . . . . . . . . . . . . . . . . . .               29,858                   *

 Rittie W. Milliman, Sr.(7)  . . . . . . . . . . . . . . . .               17,000                   *

 Joe R. Nemec(2) . . . . . . . . . . . . . . . . . . . . . .              150,583                1.219%

 John Roane(2) . . . . . . . . . . . . . . . . . . . . . . .               50,267                   *

 John M. Le Seelleur(8)  . . . . . . . . . . . . . . . . . .               83,333                   *

 Bill M. Van Meter . . . . . . . . . . . . . . . . . . . . .                 -0-                   -0-

 All directors and executive officers as a group (11                      655,791                 5.4%
 persons)(9)



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

(4) Mr. John M. Le Seelleur, a director of the Company, is the owner of 70% of the issued and outstanding shares of capital stock of Panther Oil Tools, Ltd. and may be deemed to be the beneficial owner of such shares.


(5) Includes 459,333 shares of the Company's restricted Common Stock issued to Mr. Armstrong in consideration for services rendered to the Company prior to his employment with the Company, and 145,555 shares of Common Stock issuable upon exercise of an option granted to Mr. Armstrong pursuant to his employment agreement.

(6) Includes 5,500 shares of Common Stock issuable upon exercise of options granted pursuant to the Company's 1994 Directors' Stock Option Plan.
(7) Includes 11,000 shares of Common Stock issuable upon exercise of options granted pursuant to the Company's 1994 Directors' Stock Option Plan.

(8) Does not include 1,200,000 shares of the Company's Common Stock issued to Panther Oil Tools, Ltd., a Jersey, Channel Islands corporation ("Panther"). Mr. Le Seelleur is the owner of 70% of the outstanding capital stock of Panther, and may be deemed to be the beneficial owner of such shares.


(9) Includes 88,000 shares of Common Stock issuable upon exercise of options granted pursuant to the Company's 1994 Directors' Stock Option Plan.


                            EMPLOYMENT AGREEMENTS


         The Company and Larry Armstrong entered into an employment agreement on September 1, 1995, which terminates August 31, 1999. Under the agreement, Mr. Armstrong receives $100,000 per annum, and if the Company achieves certain financial criteria, stock options granting him the right to purchase up to $100,000 of Common Stock. Such options immediately vest and expire after three
(3) years. They may be exercised at the opening market price of Common Stock on the first day of the fiscal year in which they were granted.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


        On April 4, 1996, 500,000 shares of Common Stock were issued to Mr. Ponder in consideration of his years of service to the Company, continued personal guarantees of Company indebtedness and his return to the Company of options to purchase up to 2,000,000 shares of the Company's Common Stock at an exercise price of $5.25 per share. The closing market price of the Company's Common Stock on April 4, 1996 was $4.94. On or about the same date, the Company retained Mr. Ponder's services as a consultant at salary of $120,000 per annum.


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


         In September 1995, the Company acquired Armstrong Tool, Inc. (Fort Smith, Arkansas), from Larry D. Armstrong, the President and Chief Executive Officer of the Company, and his wife. The consideration for the assets of Armstrong Tool, Inc. consisted of the issuance of a promissory note for $400,000 to Mr. Armstrong and the assumption by the Company of approximately $450,000 of liabilities.

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


3.      EXHIBIT INDEX


Exhibit
Number       Identification of Exhibit                                             Page Number
-------      -------------------------                                             -----------
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

*2.2         Stock Purchase Agreement dated May 17, 1996, between Ponder
             Industries, Inc. and LJH Corporation. Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed
             July 15, 1996.

*2.3         Letter Agreement dated July 23, 1996 between Ponder Industries, Inc.
             and LJH Corporation.

*2.4         Stock Purchase Agreement dated May 23, 1996, among Ponder Energy
             Services, Inc., Panther Oil Tools (UK) Ltd. and Panther Oil Tools Ltd.
             Incorporated by reference to Exhibit 2.1 of the Company's Current
             Report on Form 8-K filed June 7, 1996.

*2.5         Asset Purchase Agreement dated May 23, 1996, among Ponder Energy
             Services, Inc., Villain Ltd., John Le Seeleur, Mel Maitland and
             Wayne Tynon, Incorporated by reference to Exhibit 2.2 of the Company's
             Current Report on Form 8-K filed June 7, 1996.

*2.6 Asset Purchase Agreement dated December 6, 1996 to be effective as of July 1, 1996 among Ponder Industries, Inc., Bosco Fishing and
             Rental Tools, Inc. and Brooks Owens.

*3           Articles of Incorporation and Bylaws of Ponder Industries, Inc.
             Incorporated herein by reference to Exhibit 3 filed with Registration
             Statement on Form S-1 (Commission File No. 33-33190).

*4           Instruments Defining the Rights of Security Holders. Incorporated herein by reference to Exhibit 4 filed with Registration Statement on Form S-1
             (Commission File No. 33-33190).

*4.1         Form of 8% Convertible Debenture of Ponder Industries, Inc. dated April 26,
             1996. Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed July 15, 1996.

*10.1        1994 Incentive Stock Option Plan. Incorporated herein by reference to
             Exhibits filed with Proxy Statement for the Company's annual meeting for
             1993.

*10.2        1994 Directors Stock Option Plan. Incorporated herein by reference to
             Exhibits filed with Proxy Statement for the Company's annual meeting for 1993.

*10.3        Regulation S Securities Subscription Agreement dated April 26, 1996, among each Subscriber for 8% Convertible Debentures of Ponder Industries,
             Inc. and Ponder Industries, Inc. Incorporated herein by reference to the
             Company's Quarterly Report on Form 10-Q filed July 15, 1996.

*10.4 Offshore Securities Subscription Agreement dated December 22, 1995, between Eagle Management Services Limited and Ponder Industries, Inc.
             Incorporated herein by reference to the Company's Quarterly Report
             On Form 10-Q filed July 15, 1996.

*10.5        Formation and Shareholders' Agreement of Ponder - DTI, Inc. dated
             November 15, 1996 between Ponder Energy Services, Inc. and Drilling
             Tools International, Ltd.

*10.6        Lease Agreement dated December 1, 1996 between Ponder Energy Services,
             Inc. and Drilling Tools International, Ltd.

*10.7 Offshore Securities Subscription Agreement dated December 22, 1995, between Atlantic Holdings Limited and Ponder Industries, Inc.
             Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed July 15, 1996.

*10.8        Warrant to Purchase Common Stock, $.01 par value, of Ponder Industries,
             Inc. between Eagle Management Services Limited and Ponder Industries,
             Inc. Incorporated herein by reference to the Company's Quarterly
             Report on Form 10-Q filed July 15, 1996.

*10.9        Warrant to Purchase Common Stock, $.01 par value, of Ponder Industries,
             Inc. between Atlantic Holdings Limited and Ponder Industries, Inc.
             Incorporated herein by reference to the Company's Quarterly Report on
             Form 10-Q filed July 15, 1996.

*11          Computation of Earnings (Loss) Per Share

*21          Subsidiaries

                                                              Name Under Which
             Name            State of Incorporation            Doing Business
             ----            ----------------------           ----------------

             Ponder Energy                                     Ponder Energy
             Services, Inc.       Delaware                     Services, Inc.

*23.1        Consent of Arthur Andersen LLP

*23.2        Consent of Hairston, Kemp, Sanders & Stich, P.C.

*27          Financial Data Schedule

(b)  REPORTS ON FORM 8-K.  None.
--------------------------------
 *   Previously Filed

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

                                        By /s/   EUGENE L. BUTLER
                                          -------------------------------------
                                          Eugene L. Butler, Executive Vice
                                          President, Chief Financial Officer and
                                          Director


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on February 14, 1997.

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