Form 10-Q
period 1997-02-28
PONDER INDUSTRIES INC
filed 1997-04-14
CIK 859917

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


      (Mark One)
        [X]   Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

                For the Quarterly Period Ended February 28, 1997
                                               -----------------

                                       OR

        [ ]   Transition Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

          For the Transition Period From ____________ to ____________.

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

                                 (713) 965-0653
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No
   ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                Class                           Outstanding at March 31, 1997
                -----                           -----------------------------
      Common Stock, $.01 par value                      13,271,324

\                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                                     INDEX


                                                                                                                Page
                                                                                                                ----

PART I                  FINANCIAL INFORMATION

Item 1:                 Condensed Consolidated Balance Sheets as of February 28, 1997, and
                           August 31, 1996                                                                        3

                        Condensed Consolidated Statements of Operations for the Three Months and Six Months
                           Ended February 28/29, 1997 and 1996                                                    5

                        Condensed Consolidated Statements of Cash Flows for the Six
                           Months Ended February 28/29, 1997 and 1996                                             6

                        Notes to Condensed Consolidated Financial Statements                                      8

Item 2:                 Management's Discussion and Analysis of Financial Condition and Results
                           of Operations                                                                         11


PART II                 OTHER INFORMATION

Item 1:                 Legal Proceedings                                                                        14

Item 2:                 Changes in Securities                                                                    14

Item 3:                 Defaults Upon Senior Securities                                                          14

Item 4:                 Submission of Matters to a Vote of Security Holders                                      14

Item 5:                 Other Information                                                                        14

Item 6:                 Exhibits and Reports on Form 8-K                                                         14

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       February 28,
                                                           1997           August 31,
                                      ASSETS            (Unaudited)          1996
                                                       ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                           $     34,300      $    397,927
   Receivables, net                                       5,190,589         3,646,960
   Other receivable                                         500,000           500,000
   Parts and supplies                                     3,444,529         3,046,288
   Prepaid expenses and other                               243,737           514,464
                                                       ------------      ------------

                              Total current assets        9,413,155         8,105,639
                                                       ------------      ------------

PROPERTY AND EQUIPMENT                                   31,772,153        28,170,569
   Less-Accumulated depreciation and amortization       (13,685,188)      (12,644,782)
                                                       ------------      ------------

                                                         18,086,965        15,525,787
                                                       ------------      ------------
INVESTMENT IN JOINT VENTURE                                 309,996                --

OTHER ASSETS                                              2,233,322         2,184,435

DEFERRED ASSETS, net                                        833,242           853,408

GOODWILL, net                                             1,398,119         1,232,807
                                                       ------------      ------------

                                                          4,774,679         4,270,650
                                                       ------------      ------------

                                                       $ 32,274,799      $ 27,902,076
                                                       ============      ============



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

                                                                                    February 28,
                                                                                        1997           August 31,
                      LIABILITIES AND STOCKHOLDERS' EQUITY                           (Unaudited)          1996
                                                                                    ------------      ------------
CURRENT LIABILITIES:
   Current maturities of long-term debt and other                                   $  2,746,303      $  1,922,814
   Accounts and notes payable, trade                                                   5,398,358         2,863,477
   Accrued liabilities                                                                 1,142,640         2,122,559
                                                                                    ------------      ------------

                          Total current liabilities                                    9,287,301         6,908,850
                                                                                    ------------      ------------

LONG-TERM DEBT, less current maturities                                                8,128,429         4,148,207
                                                                                    ------------      ------------

OTHER LONG-TERM LIABILITIES                                                              706,506           449,418
                                                                                    ------------      ------------

DEFERRED TAXES PAYABLE                                                                   898,502           233,081
                                                                                    ------------      ------------

CONVERTIBLE DEBENTURES                                                                 8,400,000         9,150,000
                                                                                    ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, authorized 50,000,000 shares, issued
     12,699,997 shares and 12,131,347 shares at 1997 and 1996, respectively, of
     which 289,873 are held as treasury shares                                           127,000           121,313
   Additional paid-in capital                                                         22,722,934        21,880,361
   Cumulative foreign currency translation adjustment                                    (13,068)           23,596
   Accumulated deficit                                                               (16,709,074)      (13,775,188)
                                                                                    ------------      ------------

                                                                                       6,127,792         8,250,082

LESS:
   Note receivable for common stock                                                      (63,540)          (63,540)
   Deferred compensation                                                                (182,453)         (146,284)
   Treasury stock                                                                     (1,027,738)       (1,027,738)
                                                                                    ------------      ------------

                           Total stockholders' equity                                  4,854,061         7,012,520
                                                                                    ------------      ------------

                                                                                    $ 32,274,799      $ 27,902,076
                                                                                    ============      ============



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                                    Three Months Ended                    Six Months Ended
                                                                       February 28/29                      February 28/29
                                                                ------------------------------      -----------------------------
                                                                    1997             1996               1997              1996
                                                                ------------      ------------      ------------      -----------
TOOL RENTALS AND SALES                                          $  5,247,917      $  2,036,006      $ 10,389,042      $ 4,181,857

COSTS OF SERVICE AND SALES                                         2,276,776         1,085,952         4,479,396        1,932,917
                                                                ------------      ------------      ------------      -----------

                Gross profit                                       2,971,141           950,054         5,909,646        2,248,940
                                                                ------------      ------------      ------------      -----------

EXPENSES:
   Operating                                                       2,819,163         1,191,730         5,139,443        2,017,729
   General and administrative                                      1,692,967           485,360         2,850,021          915,269
                                                                ------------      ------------      ------------      -----------

                                                                   4,512,130         1,677,090         7,989,464        2,932,998
                                                                ------------      ------------      ------------      -----------

                Operating loss                                    (1,540,989)         (727,036)       (2,079,818)        (684,058)

OTHER INCOME (EXPENSE):
   Interest, net                                                    (565,543)         (145,714)         (919,306)        (212,267)
   Gain (loss) on disposal of assets                                  48,005            (6,044)           48,005           (1,254)
   Other                                                               6,276           155,762            17,233          186,862
                                                                ------------      ------------      ------------      -----------

LOSS BEFORE DISCONTINUED OPERATIONS                               (2,052,251)         (723,032)       (2,933,886)        (710,717)

DISCONTINUED OPERATIONS                                                   --         1,400,000                --        1,400,000
                                                                ------------      ------------      ------------      -----------

NET INCOME (LOSS)                                               $ (2,052,251)     $    676,968      $ (2,933,886)     $   689,283
                                                                ============      ============      ============      ===========



EARNINGS (LOSS) PER SHARE                                       $       (.17)     $        .08      $       (.24)     $       .09
                                                                ============      ============      ============      ===========

WEIGHTED AVERAGE COMMON SHARES AND COMMON SHARE EQUIVALENTS
   OUTSTANDING
                                                                  12,352,524         7,974,260        12,298,187        7,405,578
                                                                ============      ============      ============      ===========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                                               Six Months
                                                                           Ended February 28/29
                                                                      -----------------------------
                                                                          1997             1996
                                                                      ------------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                  $ (2,933,886)     $   689,283
   Adjustments to reconcile net income (loss) to net cash used in operating activities-
       Depreciation and amortization                                     1,136,770          325,360
       (Gain) loss on disposal of assets                                   (48,005)           1,254
       Gain from discontinued operations                                        --       (1,400,000)
       Deferred compensation expense                                        54,740               --
       Noncash interest expense                                            506,662               --
   Net change in operating assets and liabilities-
     Receivables                                                        (1,543,629)        (735,502)
     Parts and supplies                                                   (398,241)        (107,370)
     Prepaid expenses and other                                            270,727           97,599
     Accounts and notes payable, trade                                   2,534,881          255,348
     Accrued and other liabilities                                      (1,013,118)          97,775
                                                                      ------------      -----------

                 Net cash used in continuing operating activities       (1,433,099)        (776,253)
                                                                      ------------      -----------

CASH USED IN DISCONTINUED OPERATIONS                                            --         (510,390)
                                                                      ------------      -----------
                 Net cash used in operating activities                  (1,433,099)      (1,286,643)
                                                                      ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                  (3,215,101)        (257,143)
   Proceeds from asset sales                                               205,024           52,745
   Investment in joint venture                                            (115,431)              --
                                                                      ------------      -----------

                 Net cash used in investing activities                  (3,125,508)        (204,398)
                                                                      ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                                 (7,697,552)      (3,773,077)
   Financing and debt collateral payments                                 (233,245)         122,433
   Proceeds from long-term debt borrowings                              12,162,441        4,050,230
   Proceeds from issuance of common stock                                       --          911,000
                                                                      ------------      -----------

                 Net cash provided by financing activities               4,231,644        1,310,586
                                                                      ------------      -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    (36,664)              --
                                                                      ------------      -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                   (363,627)        (180,455)

CASH AND CASH EQUIVALENTS, beginning of period                             397,927          180,455
                                                                      ------------      -----------

CASH AND CASH EQUIVALENTS, end of period                              $     34,300      $        --
                                                                      ============      ===========

                                                                                         Six Months
                                                                                      Ended February 28/29
                                                                                 --------------------------
                                                                                      1997           1996
                                                                                 -------------     --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
   Cash paid for interest                                                        $     397,701     $176,627
                                                                                 =============     ========

   Cash paid for income taxes                                                    $          --     $     --
                                                                                 =============     ========


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Assets acquired for debt                                                    $          --     $925,474
                                                                                 =============     ========

     Assets acquired and liabilities assumed in connection with acquisitions     $     845,021     $     --
                                                                                 =============     ========

     Assets contributed in connection with joint venture                         $     194,565     $     --
                                                                                 =============     ========

     Capital lease obligation incurred                                           $     136,121     $     --
                                                                                 =============     ========

     Common stock issued in connection with acquisitions                         $      18,601     $     --
                                                                                 =============     ========

     Common stock issued in connection with debenture conversions                $     738,750     $     --
                                                                                 =============     ========

     Deferred compensation accrued for stock option grants                       $      90,909     $     --
                                                                                 =============     ========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Certain reclassifications have been made to prior year balances to conform with current year presentation.

2.   NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in June 1996. This statement provides accounting and reporting standards for, among other things, the transfer and servicing of financial assets, such as factoring receivables with recourse and will require the Company to classify its financial assets pledged as collateral separately in the financial statements. This statement is effective for transactions occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125." SFAS No. 127 postpones some, but not all, of the provisions of SFAS No. 125 to December 31, 1997. The Company believes the adoption of these statements will not have an impact on the financial condition or results of operations of the Company.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaces the presentation of Primary Earnings Per Share (EPS) with Basic EPS and requires dual presentation of Basic and Diluted EPS on the face of the statements of operations and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is computed similarly to Fully Diluted EPS pursuant to Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS No. 128 is effective for financial statements issued after December 15, 1997, and earlier application is not permitted. SFAS No. 128 requires restatement of all prior period EPS data presented. Management has determined that SFAS No. 128 will not impact EPS for the three and six months ended February 28, 1997, because dilutive per share amounts are not applicable for loss periods.

3.   LONG-TERM DEBT:

In December 1996, the Company entered into a revolving account transfer and purchase agreement from a lender which allows the Company to factor up to $4 million of its eligible accounts receivable at an interest rate equal to the higher of 7 percent or the Base Rate, as defined, plus 5.5 percent (13.75 percent at February 28, 1997). This financing is with the same lender which provided a $2.5 million Inventory Revolver and $3.5 million Term Loan in November 1996 as discussed in the notes included in the Company's latest Annual Report on Form 10-K. The Company's obligations under this agreement are secured by the Company's accounts receivable not factored, its inventory and by 1,000 shares of one of its subsidiaries, a limited guarantor. The agreement requires compliance with the same covenants as those under the Inventory Revolver and Term Loan. The agreement expires in December 1998. At February 28, 1997, $1,616,961 was owed to the lender under this agreement and was included in long-term debt.

4.   CONTINGENCIES:

In October 1995, the Securities and Exchange Commission (the Commission) notified the Company that the staff of the Commission intended to recommend that the Commission institute a cease and desist proceeding against the Company and various former officers and directors of the Company on the basis of alleged violations of the Securities Act of 1934 (the Exchange Act), primarily related to the Company's accounting treatment with respect to revenue recognition for the Company's former operations in Azerbaijan in the Company's periodic reports filed with the Commission in late fiscal 1992 and fiscal 1993 and the Company's press release in August 1992 concerning the results of the Azerbaijan operations. The Company has requested that the Commission not follow the recommendations of the staff on the grounds that its accounting treatment with respect to the Azerbaijan operations was appropriate under the then existing circumstances and that the revenue was recognized in good faith. Recently, the staff indicated it would not recommend action concerning the Exchange Act filings but did intend to recommend that the Commission take action with respect to the press release. That recommendation is currently pending. In April 1997, the Company submitted a settlement offer to the Commission. The settlement offer requires no monetary payment by the Company.

The Company had been a defendant in a lawsuit by a former employee seeking damages for a wrongful termination. The suit was filed in December 1993. The suit sought approximately $317,000 in unpaid wages and value of $142,695 for 38,052 shares of stock he would have earned during the remainder of his contract term. In May of 1995, the former employee sought to enjoin the Company from conducting an auction sale of certain assets; as a result of those injunctive proceedings, the Court ordered that $200,000 of the proceeds from the auction be tendered into the registry of the Court to satisfy any possible adverse judgment against

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES the Company. On April 7, 1997, a final judgment was entered whereby the former employee will recover the sum of $200,000 out of the funds held in the registry of the Court and will be issued 77,922 shares of common stock of the Company. Included in general and administrative expenses for the three months ended February 28, 1997, is $265,000 of accrued settlement costs relating to disposition of this suit.

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

5.   SUBSEQUENT EVENTS:

On March 31, 1997, the Company received $450,000 under a Regulation S offering of 511,200 shares.

                  PONDER INDUSTRIES, INC., AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to Ponder Industries, Inc., ("the Company") and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.
The Company does not intend to update these forward-looking statements.

The following discussion is included to describe the Company's financial position and results of operations for the three-month and six-month periods ended February 28, 1997 and February 29, 1996. The condensed consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

BUSINESS REVIEW

Ponder is an international oil field service and rental tool company that specializes in the use of fishing tools for the recovery of unwanted obstructions in oil and gas wells. The Company also rents specialized oil field equipment such as pressure control equipment, tools, pipe and tubing used in the drilling, completion and workover of wells. Ponder currently has 21 locations domestically and 2 internationally serving the North Sea area.

Demand for the Company's services and rentals depends primarily on the number of oil and gas wells being drilled, the depth and drilling conditions of such wells and the level of workover activity. Drilling and workover activity is largely dependent on the prices for oil and natural gas. Demand for oil and natural gas the past year has allowed for higher prices than the average prices for the past several years. World oil prices have been in the mid to near $20s per barrel for several months and many industry analysts are forecasting this situation to continue throughout 1997. The continuation of favorable market conditions should provide Ponder with the business environment necessary to return to profitability.

LIQUIDITY AND CAPITAL RESOURCES

The working capital decrease of approximately $1,071,000 and increase in long-term debt of $3,980,000 is the result of continued operating losses and equipment purchases relating to the Company's aggressive expansion program. Since the beginning of fiscal 1996, the Company has expanded from four domestic locations to twenty-one domestic and two international locations, resulting in substantially increased equipment purchases and operating and general and administrative costs.

In March 1997, the Company received net proceeds of approximately $450,000 from a Regulation S offering of 511,200 shares of common stock.

Management is currently evaluating the results of this aggressive expansion program and has begun certain internal restructuring and cost reduction actions relative to store profitability, staffing requirements and general and administrative expenses. Management believes that these reductions will not impair the Company's ability to maintain revenue growth. Management believes that the planned cost reductions and short term limited expansion will provide positive cash flow from operations and with the existing credit facilities will provide the Company with sufficient capital resources and liquidity to manage its routine operations.

In December 1996, the Company entered into a revolving account transfer and purchase agreement from a lender which allows the Company to factor up to $4 million of its eligible accounts receivable at an interest rate equal to the higher of 7 percent or the Base Rate, as defined, plus 5.5 percent (13.75 percent at February 28, 1997). This financing is with the same lender which provided a $2.5 million Inventory Revolver and $3.5 million Term Loan in November 1996 as discussed in the notes included in the Company's latest Annual Report on Form 10-K.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

A net loss of $2,052,251, or $.17 per share, was recorded for the three months ended February 28, 1997, compared to net income of $676,968, or $.08 per share for the same period of the prior year. The Company's operating loss was $1,540,989 or $.12 per share, compared to an operating loss of $727,036, or $.09 per share for the same period of the prior year.

Revenues increased $3,211,911, or 158%, to $5,247,917 for the three months ended February 28, 1997, compared to $2,036,006 for the same period of the prior year. The increase is due to a significant increase in the Company's marketing effort and an increase in the number of operating locations.

Cost of sales and services increased $1,190,824, or 110%, to $2,276,776 from $1,085,952 and operating expenses increased $1,627,433, or 137%, to $2,819,163 from $1,191,730. These increases are due to the increase in sales activity, establishing new store locations and the addition of operating personnel.

General and administrative expenses increased $1,207,607, or 249%, to $1,692,967 as compared to $485,360 for the comparable prior period. The Company has significantly increased its regional and corporate sales group and has increased its corporate and administrative staff as a result of its expansion effort. Additionally, the Company has incurred increased accounting, legal and public corporation expenses associated with the increase in business activity.

The Company's gross profit margin was 57% for the three months ended February 28, 1997 as compared to 47% for the comparable prior period. The increase is due to increased sales as a result of the Company's expansion effort.

Net interest expense increased $419,829 to $565,543 as compared to $145,714 for the comparable prior period. The increase is due primarily to $248,936 noncash interest and debt issue cost amortization on the 8% convertible debentures issued effective April 26, 1996. The Company's increase in bank debt and other financing arrangements and an increase in the average interest rate of bank debt has resulted in an approximate $171,000 increase in interest expense.

COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

A net loss of $2,933,886, or $.24 per share, was recorded for the six months ended February 28, 1997, compared to net income of $689,283, or $.09 per share for the same period of the prior year. The Company's operating loss was $2,079,818 or $.17 per share, compared to an operating loss of $684,058, or $.09 per share for the same period of the prior year.

Revenues increased $6,207,185, or 148%, to $10,389,042 for the six months ended February 28, 1997, compared to $4,181,857 for the same period of the prior year. The increase is due to a significant increase in the Company's marketing effort and an increase in the number of operating locations.

Cost of sales and services increased $2,546,479, or 132%, to $4,479,396 from $1,932,917 and operating expenses increased $3,121,714, or 155%, to $5,139,443 from $2,017,729. These increases are due to the increase in sales activity, establishing new store locations and the addition of operating personnel.

General and administrative expenses increased $1,934,752, or 211%, to $2,850,021 as compared to $915,269 for the prior period. The Company has significantly increased its regional and corporate sales group and has increased its corporate and administrative staff as a result of its expansion effort. Additionally, the Company has incurred increased accounting, legal and public corporation expenses associated with the increase in business activity.

The Company's gross profit margin was 57% for the six months ended February 28, 1997 as compared to 54% for the comparable prior period. The increase is due to increased sales as a result of the Company's expansion efforts.

Net interest expense increased $707,039 to $919,306 as compared to $212,267 for the comparable prior period. The increase is due primarily to $520,975 noncash interest and debt issue cost amortization on the 8% convertible debentures issued effective April 26, 1996. The Company's increase in bank debt and other financing arrangements and an increase in the average interest rate of bank debt has resulted in an approximate $186,000 increase in interest expense.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings - For a description of legal proceedings against the Company, see Note 4 of the notes to condensed consolidated financial statements included herein.

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

            *10.1  -  Loan Agreement for KBK Financial, Inc.

            *10.2  -  Collateral Security Agreement dated November 27, 1996.

            *10.3  -  Security Agreement -- Pledge

            *10.4  -  Revolving Account Transfer and Purchase Agreement.

              *11  -  Computation of Earnings (Loss) Per Share.

              *27  -  Financial Data Schedule.

         (b)  Reports on Form 8-K  - None




---------------
*  Filed herewith

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PONDER INDUSTRIES, INC.




                                           By:   /s/ Larry D. Armstrong
                                              ---------------------------------
                                              Larry D. Armstrong
                                              President, Chief Executive Officer
                                              and Chairman of the Board of
                                              Directors




                                           By   /s/ Eugene L. Butler
                                              ---------------------------------
                                              Eugene L. Butler
                                              Executive Vice President,
                                              Chief Financial Officer and
                                              Director



Dated:    April 11, 1997

                                 EXHIBIT INDEX

          Exhibit
           Number              Description
           ------              -----------
            *10.1  -  Loan Agreement for KBK Financial, Inc.

            *10.2  -  Collateral Security Agreement dated November 27, 1996.

            *10.3  -  Security Agreement -- Pledge

            *10.4  -  Revolving Account Transfer and Purchase Agreement.

              *11  -  Computation of Earnings (Loss) Per Share.

              *27  -  Financial Data Schedule.

         (b)  Reports on Form 8-K  - None




---------------
*  Filed herewith