Form 10-Q
period 1997-05-31
PONDER INDUSTRIES INC
filed 1997-07-15
CIK 859917

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


     (Mark One)
        [X]     Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended May 31, 1997

                                       OR

        [ ]     Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

           For the Transition Period From              to             .
                                          ------------    ------------

                         Commission File Number 0-18656
                                                -------

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

Yes   X           No
     ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                  Class                       Outstanding at June 30, 1997
      ----------------------------            ----------------------------
      Common Stock, $.01 par value                      16,891,506

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                                     INDEX



                                                                                                               Page
                                                                                                               ----
PART I                  FINANCIAL INFORMATION (Unaudited)

Item 1:                 Condensed Consolidated Balance Sheets as of May 31, 1997, and
                           August 31, 1996                                                                        3

                        Condensed Consolidated Statements of Operations for the Three Months and Nine
                           Months Ended May 31, 1997 and 1996                                                     5

                        Condensed Consolidated Statements of Cash Flows for the Nine
                           Months Ended May 31, 1997 and 1996                                                     6

                        Notes to Condensed Consolidated Financial Statements                                      8

Item 2:                 Management's Discussion and Analysis of Financial Condition and Results
                           of Operations                                                                         13


PART II                 OTHER INFORMATION

Item 1:                 Legal Proceedings                                                                        16

Item 2:                 Changes in Securities                                                                    16

Item 3:                 Defaults Upon Senior Securities                                                          16

Item 4:                 Submission of Matters to a Vote of Security Holders                                      16

Item 5:                 Other Information                                                                        17

Item 6:                 Exhibits and Reports on Form 8-K                                                         17

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                          May 31,
                                                           1997           August 31,
                                      ASSETS            (Unaudited)          1996
                                                       ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                           $     52,267      $    397,927
   Receivables, net                                       4,978,549         3,646,960
   Other receivable                                         500,000           500,000
   Parts and supplies                                     3,569,345         3,046,288
   Prepaid expenses and other                               119,723           514,464
                                                       ------------      ------------

                              Total current assets        9,219,884         8,105,639
                                                       ------------      ------------

PROPERTY AND EQUIPMENT                                   32,470,741        28,170,569
   Less-Accumulated depreciation and amortization       (13,865,029)      (12,644,782)
                                                       ------------      ------------

                                                         18,605,712        15,525,787

INVESTMENT IN JOINT VENTURE                                 409,996                --

OTHER ASSETS                                              2,202,842         2,184,435

DEFERRED ASSETS, net                                        733,003           853,408

GOODWILL, net                                             1,408,521         1,232,807
                                                       ------------      ------------

                                                          4,754,362         4,270,650
                                                       ------------      ------------

                                                       $ 32,579,958      $ 27,902,076
                                                       ============      ============



             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

                                                                                   May 31,
                                                                                    1997            August 31,
                      LIABILITIES AND STOCKHOLDERS' EQUITY                       (Unaudited)           1996
                                                                                 ------------      ------------
CURRENT LIABILITIES:
   Current maturities of long-term debt and other                                $ 10,411,096      $  1,922,814
   Accounts and notes payable, trade                                                5,618,543         2,863,477
   Accrued liabilities                                                              1,787,955         2,122,559
                                                                                 ------------      ------------

                          Total current liabilities                                17,817,594         6,908,850
                                                                                 ------------      ------------

LONG-TERM DEBT, less current maturities                                               826,892         4,148,207
                                                                                 ------------      ------------

OTHER LONG-TERM LIABILITIES                                                           795,350           449,418
                                                                                 ------------      ------------

DEFERRED TAXES PAYABLE                                                                883,541           233,081
                                                                                 ------------      ------------

CONVERTIBLE DEBENTURES                                                              7,900,000         9,150,000
                                                                                 ------------      ------------

COMMITMENTS AND CONTINGENCIES (Notes 3, 4 and 7)

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, authorized 50,000,000 shares, issued
     14,916,851 shares and 12,131,347 shares at May 31, 1997, and August 31,
     1996, respectively, of which 0 and 289,873 are held as treasury shares,
     respectively                                                                     149,169           121,313
   Additional paid-in capital                                                      23,100,963        21,880,361
   Cumulative foreign currency translation adjustment                                  (5,751)           23,596
   Accumulated deficit                                                            (18,820,404)      (13,775,188)
   Note receivable for common stock                                                   (63,540)          (63,540)
   Deferred compensation                                                               (3,856)         (146,284)
   Treasury stock                                                                          --        (1,027,738)
                                                                                 ------------      ------------

                           Total stockholders' equity                               4,356,581         7,012,520
                                                                                 ------------      ------------

                                                                                 $ 32,579,958      $ 27,902,076
                                                                                 ============      ============



              The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                                              Three Months                       Nine Months
                                                              Ended May 31                       Ended May 31
                                                    ------------------------------      -----------------------------
                                                        1997              1996              1997              1996
                                                    ------------      ------------      ------------      -----------
TOOL RENTALS AND SALES                              $  5,613,956      $  3,002,564      $ 16,002,998      $ 7,184,421

COSTS OF SERVICE AND SALES                             2,329,120         1,187,209         6,808,516        3,120,126
                                                    ------------      ------------      ------------      -----------

                    Gross profit                       3,284,836         1,815,355         9,194,482        4,064,295
                                                    ------------      ------------      ------------      -----------

EXPENSES:
   Operating                                           2,850,636         1,184,998         7,990,079        2,528,366
   General and administrative                          1,732,642         1,017,029         4,582,811        2,606,660
                                                    ------------      ------------      ------------      -----------

                                                       4,583,278         2,202,027        12,572,890        5,135,026
                                                    ------------      ------------      ------------      -----------

                    Operating loss                    (1,298,442)         (386,672)       (3,378,408)      (1,070,731)

OTHER INCOME (EXPENSE):
   Interest, net                                        (707,176)         (260,068)       (1,626,482)        (474,251)
   Gain (loss) on disposal of assets                    (103,025)           (5,322)          (55,020)          (6,576)
   Other                                                  (2,687)           17,497            14,694          206,275
                                                    ------------      ------------      ------------      -----------

LOSS BEFORE DISCONTINUED OPERATIONS                   (2,111,330)         (634,565)       (5,045,216)      (1,345,283)
                                                    ------------      ------------      ------------      -----------

DISCONTINUED OPERATIONS                                       --                --                --        1,400,000
                                                    ------------      ------------      ------------      -----------

NET INCOME (LOSS)                                   $ (2,111,330)     $   (634,565)     $ (5,045,216)     $    54,717
                                                    ============      ============      ============      ===========



EARNINGS (LOSS) PER SHARE:
   Continuing operations                            $       (.16)     $       (.07)     $       (.40)     $      (.17)
   Discontinued operations                                    --                --                --              .18
                                                    ============      ============      ============      ===========

NET INCOME (LOSS)                                   $       (.16)     $       (.07)     $       (.40)     $       .01
                                                    ============      ============      ============      ===========

WEIGHTED AVERAGE COMMON SHARES AND COMMON SHARE
   EQUIVALENTS OUTSTANDING
                                                      13,427,304         9,063,125        12,674,559        8,009,458
                                                    ============      ============      ============      ===========



              The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                         Nine Months
                                                                                         Ended May 31
                                                                                ------------------------------
                                                                                    1997              1996
                                                                                ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                            $ (5,045,216)     $     54,717
   Adjustments to reconcile net income (loss) to net cash used in operating activities-
       Depreciation and amortization                                               1,247,235           520,329
       Allowance for doubtful accounts                                               195,000                --
       Loss on disposal of assets                                                     55,020             6,576
       Gain from discontinued operations                                                  --        (1,400,000)
       Deferred compensation expense                                                  98,366                --
       Noncash interest expense                                                      739,561            96,117
       Accrued severance agreement                                                   409,015                --
       Accrued operating lease expense on closed stores                               84,000                --
   Net change in operating assets and liabilities-
     Receivables                                                                  (1,526,589)       (1,351,150)
     Parts and supplies                                                             (523,057)         (272,851)
     Prepaid expenses and other                                                      394,741           113,298
     Accounts and notes payable, trade                                             2,755,066           611,075
     Accrued and other liabilities                                                  (835,665)           20,839
                                                                                ------------      ------------

                 Net cash used in continuing operating activities                 (1,952,523)       (1,601,050)
                                                                                ------------      ------------

CASH USED IN DISCONTINUED OPERATIONS                                                      --          (510,390)
                                                                                ------------      ------------
                 Net cash used in operating activities                            (1,952,523)       (2,111,440)
                                                                                ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                            (3,847,699)       (3,893,001)
   Proceeds from asset sales                                                         205,024                --
   Acquisition of business                                                                --        (1,600,000)
   Investment in joint venture                                                      (215,431)               --
                                                                                ------------      ------------
                 Net cash used in investing activities                            (3,858,106)       (5,493,001)
                                                                                ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                                          (13,213,418)       (4,472,777)
   Financing and debt collateral payments                                           (233,245)               --
   Reduction of restricted cash                                                           --         5,152,276
   Proceeds from long-term debt borrowings                                        18,035,979         5,102,482
   Proceeds from 8 percent debentures, net of discount                                    --         9,885,000
   Proceeds from issuance of common stock                                            905,000         2,412,000
                                                                                ------------      ------------

                 Net cash provided by financing activities                         5,494,316        18,078,981
                                                                                ------------      ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              (29,347)               --
                                                                                ------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                             (345,660)       10,474,540

CASH AND CASH EQUIVALENTS, beginning of period                                       397,927                --
                                                                                ------------      ------------

CASH AND CASH EQUIVALENTS, end of period                                        $     52,267      $ 10,474,540
                                                                                ============      ============

                                                                                      Nine Months
                                                                                      Ended May 31
                                                                            ---------------------------------
                                                                                 1997               1996
                                                                            --------------     --------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
   Cash paid for interest                                                   $      880,575     $      255,874
                                                                            ==============     ==============

   Cash paid for income taxes                                               $           --     $           --
                                                                            ==============     ==============


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Debt incurred in connection with acquisitions                          $           --     $    1,527,329
                                                                            ==============     ==============

     Assets acquired in connection with acquisitions                        $      845,021     $    8,135,087
                                                                            ==============     ==============

     Liabilities assumed in connection with acquisitions                    $      845,021     $    1,139,995
                                                                            ==============     ==============

     Assets contributed in connection with joint venture                    $      194,565     $           --
                                                                            ==============     ==============

     Capital lease obligation incurred                                      $      136,121     $      293,819
                                                                            ==============     ==============

     Common stock issued in connection with acquisitions                    $           --     $    3,698,620
                                                                            ==============     ==============

     Common stock issued in connection with debenture conversions           $    1,235,972     $           --
                                                                            ==============     ==============



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

Certain reclassifications have been made to prior period balances to conform with current period presentation.

2.   NEW ACCOUNTING PRONOUNCEMENTS:

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in June 1996. This statement provides accounting and reporting standards for, among other things, the transfer and servicing of financial assets. This statement is effective for transactions occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125." SFAS No. 127 postpones some, but not all, of the provisions of SFAS No. 125 to December 31, 1997. The Company believes the adoption of these statements will not have an impact on the financial condition or results of operations of the Company.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaces the presentation of Primary Earnings Per Share (EPS) with Basic EPS and requires dual presentation of Basic and Diluted EPS on the face of the statements of operations and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES earnings of the Company. Diluted EPS is computed similarly to Fully Diluted EPS pursuant to Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS No. 128 is effective for financial statements issued after December 15, 1997, and earlier application is not permitted. SFAS No. 128 requires restatement of all prior period EPS data presented. Management has determined that SFAS No. 128 will not impact EPS for the three and nine months ended May 31, 1997, because dilutive per share amounts are not applicable for loss periods.

3.   LONG-TERM DEBT:

In December 1996, the Company entered into a revolving account transfer and purchase agreement (Receivable Revolver) with a financial institution which allows the Company to factor up to $4 million of its eligible accounts receivable at a discount rate equal to the higher of 7 percent or the Base Rate, as defined, plus 5.5 percent (14 percent at May 31, 1997). This financing is with the same financial institution which provided a $2.5 million Inventory Revolver and $3.5 million Term Loan in November 1996 as discussed in the notes included in the Company's latest Annual Report on Form 10-K. The Company's obligations under this agreement are secured by the Company's accounts receivable not factored, its inventory and by 1,000 shares of one of its subsidiaries, a limited guarantor. The agreement requires compliance with the same covenants as those under the Inventory Revolver and Term Loan. The agreement expires in December 1998. At May 31, 1997, $1,830,259 was outstanding under this agreement. During the three months ended May 31, 1997, the Company's minimum tangible net worth requirement under these agreements was redefined and was reduced to $10.5 million from $13.5 million. As a result of continuing operating losses during the three months ended May 31, 1997, and as a result of the matter discussed in Note 5 below, the Company's tangible net worth at May 31, 1997, fell below the required minimum and, accordingly, all amounts due this financial institution have been classified as current on the accompanying balance sheet at May 31, 1997. Management of the Company is currently discussing this covenant violation with the financial institution and believes that it will be able to obtain a waiver or further amendments to the agreement to permit long-term classification. There can be no assurance that such waiver or amendments will be obtained.

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

The Company had been a defendant in a lawsuit by a former employee seeking damages for a wrongful termination. The suit was filed in December 1993. The suit sought approximately $317,000 in unpaid wages and value of $142,695 for 38,052 shares of stock he would have earned during the remainder of his contract term. In May of 1995, the former employee sought to enjoin the Company from conducting an auction sale of

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES certain assets; as a result of those injunctive proceedings, the Court ordered that $200,000 of the proceeds from the auction be tendered into the registry of the Court to satisfy any possible adverse judgment against the Company. On April 7, 1997, a final judgment was issued whereby the former employee will recover the sum of $200,000 out of the funds held in the registry of the Court and 77,922 shares of Rule 144 common stock of the Company was issued to the former employee. Included in general and administrative expenses for the nine months ended May 31, 1997, is $265,000 of accrued settlement costs relating to disposition of this suit.

In August 1996, a case was filed in the United States District Court for the Western District of New York alleging that the Company breached an obligation to convert certain debentures held by the plaintiff into the Company's common stock. The plaintiff asserts damages in an amount in excess of $50,000, attorney's fees and costs and seeks an order compelling the Company to convert the plaintiff's debentures into common stock. The Company is contesting the plaintiff's claims and has responded to the plaintiff's complaint by filing counterclaims and third-party claims against the plaintiff, the Company's other convertible debenture holders and the placement agent on the convertible debenture offering alleging various violations of the Securities Exchange Act, common law fraud, civil conspiracy, negligent misrepresentation, breach of contract, breach of fiduciary duty, negligence, indemnification and seeking a declaration that the Company has no obligation to convert the debentures and no liability for failure to so convert. Also, in August 1996, an action was filed in the United States District Court for the Northern District of Illinois, Eastern Division, by two other convertible debenture holders of the Company who allege that the Company breached an obligation to convert certain debentures held by the plaintiffs into the Company's common stock. The plaintiffs seek a declaratory judgment setting forth the rights and liabilities of the parties and an award of shares of common stock or an undisclosed amount of money allegedly due them. The Company is contesting plaintiffs' claims and has removed the action to federal court and has transferred it to the Western District of New York. The Company and certain plaintiffs holding an aggregate of $1,250,000 of debentures have settled their claims against each other. In connection with such settlement, the Company has issued 1,177,173 shares of common stock during the nine months ended May 31, 1997. Subsequent to May 31, 1997, an additional $500,000 of debentures were converted into 460,000 shares of common stock as described in Note 9 below.

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

5.   OFFICER RESIGNATION:

During the three months ended May 31, 1997, the Company's president and chief executive officer resigned. The Company and the former officer entered into an agreement whereby the Company agreed to a final payment for its September 1995 purchase of Armstrong Tool, Inc., which was previously wholly owned by the former officer and his wife. Additionally, the agreement stipulated the payout provisions under the former officer's employment agreement entered into in September of 1995 and the cancellation of an option held by the former officer to purchase 145,455 shares of the Company's common stock. The payment for the purchase of Armstrong Tool, Inc., which requires monthly payments of approximately $12,000 through August 1998, and the employment agreement payments of approximately $8,300 per month through August

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

1999, are both noninterest bearing. The Company has imputed interest on both of these obligations at 15 percent per annum, its estimated incremental borrowing rate. As a result of the agreement entered into with the former officer, as well as the acceleration of deferred compensation associated with an award of 459,333 shares of the Company's common stock to the former officer in 1995, the Company was required to accrue for and recognize approximately $450,000 in compensation expense during the three months ended May 31, 1997. Other than interest expense on the associated obligations, this current recognition of compensation expense should result in no future expense to the Company associated with this matter.

6.   EQUITY TRANSACTIONS:

During the three months and nine months ended May 31, 1997, $1,150,000 and $1,250,000 of convertible debentures, plus accrued and unpaid interest, were converted into 1,113,173 and 1,177,173 shares of common stock, respectively. During the three months ended May 31, 1997, 1,273,104 restricted shares of the Company's common stock were sold, resulting in net proceeds to the Company of approximately $905,000. Warrants to purchase 389,952 shares of the Company's common stock, expiring April 23, 1999, were granted in connection with the sale of common stock referred to above. Management of the Company has assigned a value of approximately $125,000 to these warrants, based upon an option pricing model, which is reflected as a component of additional paid-in capital. For the three months ended May 31, 1997, all 289,873 treasury shares held by the Company were issued in connection with the transactions described above.

7.   PURCHASE OPTION:

In May 1996, the Company signed a letter of intent to acquire Abilene, Texas, based G&L Fishing Tool Company (G&L). In July 1996, the Company entered into an agreement with G&L which gave the Company a one-year option, expiring July 23, 1997, to acquire G&L under the same terms as the letter of intent. In connection with this agreement, the Company issued to G&L a $1 million forfeitable deposit. At May 31, 1997, the Company had not exercised this option. Management of the Company is seeking to extend the expiration of the option as it does not anticipate consummating the proposed acquisition of G&L during the fiscal year ending August 31, 1997. Management of the Company believes that it will be able to obtain an extension of the option. There can be no assurances that the purchase option will be extended beyond its originally scheduled expiration date which would result in an immediate charge to expense for the $1 million forfeitable deposit.

 8.   STORE CLOSURES:

During the three months ended May 31, 1997, the Company closed two of its recently established operating locations. In connection with these closures, the present value of future minimum payments required under noncancelable operating leases of approximately $84,000 was accrued and recorded as a component of operating expenses.

9.   SUBSEQUENT EVENTS:

In May 1997, the Company entered into a commitment to convert $500,000 of convertible debentures into 460,000 shares of the Company's common stock. The shares were issued in June 1997. In June 1997, an additional $770,000 in convertible debentures were converted into 954,640 shares of the Company's common stock.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

In May 1997, the Company received an advance of $750,000 for certain equipment to be sold. The proceeds are recorded as a component of accrued liabilities on the accompanying condensed consolidated balance sheet at May 31, 1997. In June 1997, the Company sold such equipment. The Company has not yet determined the gain or loss, if any, to be recorded in the fourth quarter of the fiscal year ending August 31, 1997, associated with this disposition.

In June 1997, the Company sold 560,015 shares of restricted common stock and received net proceeds of approximately $300,000.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



This Quarterly Report on Form 10-Q contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to Ponder Industries, Inc. (the Company), and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

The following discussion is included to describe the Company's financial position and results of operations for the three-month and nine-month periods ended May 31, 1997 and 1996. The condensed consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

BUSINESS REVIEW

Ponder is an international oil field service and rental tool company that specializes in the use of fishing tools for the recovery of unwanted obstructions in oil and gas wells. The Company also rents specialized oil field equipment such as pressure control equipment, tools, pipe and tubing used in the drilling, completion and workover of wells. Ponder currently has approximately 20 locations domestically and 2 internationally serving the North Sea area.

Demand for the Company's services and rentals depends primarily on the number of oil and gas wells being drilled, the depth and drilling conditions of such wells and the level of workover activity. Drilling and workover activity is largely dependent on the prices for oil and natural gas. Demand for oil and natural gas the past year has allowed for much higher prices in 1996 than the average prices for the past several years. World oil prices have been in the mid to near $20s per barrel for several months and many industry analysts are forecasting this situation to continue throughout 1997. These favorable market conditions should continue and provide Ponder with the business environment necessary to return to profitability.

Effective April 26, 1997, Larry D. Armstrong resigned as Chairman, President and Chief Executive Officer. Eugene L. Butler was named as his successor.

LIQUIDITY AND CAPITAL RESOURCES

In November 1996, the Company completed a financing agreement with a financial institution. The agreement includes a $2.5 million revolving credit note and a $3.5 million term note. In December 1996, the Company borrowed the balance of these notes and applied the net proceeds to pay off its existing bank debt of approximately $3 million with the remaining $3 million applied to fund the Company's expansion activities. In December 1996, the Company entered into a revolving account transfer and purchase agreement with the same financial institution which allows the Company to factor up to $4 million of its eligible accounts receivable. The receivable facility is being utilized for short-term liquidity needs and at May 31, 1997, has an outstanding balance of approximately $1.8 million. The terms of the respective financing agreements are more fully described in Note 3 to the accompanying financial statements.

The financing agreements contain certain covenants, including a required minimum tangible net worth, as defined, of $10.5 million. As a result of continuing operating losses and as a result of the Company being required to accrue for and recognize approximately $450,000 in compensation expense relating to an agreement between the Company and the Company's former president and chief executive officer upon his April 1997, resignation (see Note 5), the Company's tangible net worth fell below the required minimum. Therefore, the Company is in default of the required covenant and, accordingly, the Company is required to classify all amounts due the financial institution as current on the accompanying balance sheet at May 31, 1997. The financial institution has agreed to review the Company's plans to remedy the covenant violation. Management believes that the Company has initiated cost reduction actions and has available certain equity transactions (as subsequently discussed) which may assist the Company in complying with the minimum tangible net worth requirement.

As a result of the previously described causes, the Company's working capital was an approximate negative $8.6 million at May 31, 1997, compared to a positive $1.2 million at August 31, 1996. The current ratio at May 31, 1997, was .52 to 1.0 as compared to 1.17 to 1.0 at August 31, 1996.

In April 1997, the Company completed a review of the Company's aggressive expansion program during the previous 18 months. As a result, the Company has taken initial steps to reduce costs and establish positive cash flow and profitability. The Company has closed two of its unsuccessful north Louisiana expansion locations and has reduced its overall operating, sales and administrative staff costs and related expenses. Management believes these cost reductions will approximate 15 percent. These initial cost reductions should be reflected in the fourth quarter of fiscal 1997 and management believes that these reductions will not have a negative impact on the Company's operations. Management is continuing to review the potential of each operating location and is further evaluating the Company's operating and administrative costs. The Company plans to initiate further cost reduction actions during the fourth quarter of fiscal 1997.

In June 1997, the Company sold 560,015 shares of restricted common stock and received net proceeds of approximately $300,000. Management believes that additional funds may be available to the Company in similar transactions.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED
MAY 31, 1997, AND MAY 31, 1996

A net loss of $2,111,330, or $.16 per share, was recorded for the three months ended May 31, 1997, as compared to a net loss of $634,565, or $.07 per share, for the same period of the prior year. The Company's operating loss was $1,298,442, or $.10 per share, compared to an operating loss of $386,672, or $.04 per share, for the same period of the prior year.

Revenues increased $2,611,392, or 87 percent, to $5,613,956 for the three months ended May 31, 1997, compared to $3,002,564 for the same period of the prior year. The increase is due to a significant increase in the Company's marketing effort and an increase in operating locations.

Cost of sales and services increased $1,141,911, or 96 percent, to $2,329,120 for the three months ended May 31, 1997, from $1,187,209 for the same period of the prior year. The Company's gross profit margin was 59 percent and 60 percent for the respective reporting periods. Operating expenses increased $1,665,638, or 141 percent, to $2,850,636 from $1,184,998. These increases are due to the increase in sales activity and an increase in new store locations and operating personnel.

General and administrative expenses increased $715,613, or 70 percent, to $1,732,642 as compared to $1,017,029 for the prior period. The Company has significantly increased its regional and corporate sales group and has increased its corporate and administrative staff as a result of the expansion effort. Additionally, the Company has incurred increased accounting, legal and public corporation expenses associated with the increase in business activity.

Net interest expense increased $447,108 to $707,176 as compared to $260,068 for the comparable prior period. The increase is due primarily to $264,406 noncash interest and debt issue cost amortization on the 8 percent convertible debentures issued effective April 26, 1996. The company's increase in bank debt and other financing arrangements and an increase in the average interest rate of bank debt has resulted in an approximate $182,700 increase in interest expense.

COMPARISON OF THE NINE MONTHS ENDED
MAY 31, 1997, AND MAY 31, 1996

A net loss of $5,045,216, or $.40 per share, was recorded for the nine months ended May 31, 1997, compared to net income of $54,717, or $.01 per share, for the same period of the prior year. In February 1996, the Company disposed of its operations in Azerbaijan and recorded a gain of $1,400,000, or $.18 per share, on the discontinued operations that were previously written off. The Company's operating loss was $3,378,408, or $.27 per share, compared to an operating loss of $1,070,731, or $.13 per share, for the same period of the prior year.

Revenues increased $8,818,577, or 123 percent, to $16,002,998 for the nine months ended May 31, 1997, compared to $7,184,421 for the same period of the prior year. The increase is due to the Company's expansion effort and related increase in operating locations and marketing effort.

Cost of sales and services increased $3,688,390, or 118 percent, to $6,808,516 for the nine months ended May 31, 1997, as compared to $3,120,126 for the same period of the prior year. The Company's gross profit margin was 57 percent for each of the reporting periods. Operating expenses increased $5,461,713, or 216 percent, to $7,990,079 from $2,528,366. These increases are due to the increase in store locations and the addition of operating and sales personnel.

General and administrative expenses increased $1,976,151, or 76 percent, to $4,582,811 as compared to $2,606,660 for the prior period. The Company has significantly increased its regional and corporate sales group and has increased its corporate and administrative staff as a result of its expansion effort. Additionally, the Company has incurred increased accounting, legal and public corporation expenses associated with the increase in business activity.

Net interest expense increased $1,152,231 to $1,626,482 as compared to $474,251 for the comparable prior period. The increase is due primarily to $739,561 noncash interest and debt issue cost amortization on the 8 percent convertible debentures issued effective April 26, 1996. The Company's increase in bank debt and other financing arrangements and an increase in the average interest rate of bank debt has resulted in an approximate $412,700 increase in interest expense.

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

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of stockholders on the 12th of March 1997 and, at such meeting, certain proposals were submitted to a vote of the stockholders. The proposals and the results are listed below:

           Proposal No. 1.*   To amend the Certificate of Incorporation of the
           Company to provide for the classification of the Board of Directors into three classes of directors with staggered terms of office.

           Proposal No. 2.*   To amend the Certificate of Incorporation of the
           Company to provide that any vacancy on the Board of Directors may be filled only by the affirmative vote of two thirds of the remaining directors.

           Proposal No. 3.*   To amend the Certificate of Incorporation of the
           Company to provide that the number of directors will be between three and twelve, but any increase in the number of directors shall require the approval of two thirds of the current directors.

           Proposal No. 4.*   To amend the Certificate of Incorporation of the
           Company to provide that the stockholder vote required to amend or repeal any of the provisions contained in the Amendments to the Certificate of Incorporation of the Company in Proposals No. 1, No. 2 and No. 3 be increased from a majority to two thirds of the Company's Common Stock.

           Proposal No. 5.    To amend the Certificate of Incorporation of the
           Company to authorize 5,000,000 shares of Preferred Stock.

           Proposal No. 6.    To amend the Certificate of Incorporation of the
           Company to provide for the limitation of liability of the directors of the Company to the fullest extent permitted by the Delaware General Corporation Law.

           Proposal No. 8     To approve the Company's 1997 Long-Term Incentive
           Plan.

           Proposal No. 9     To ratify the appointment of Arthur Andersen LLP
           as the Company's independent public accountants for the fiscal year ending August 31, 1997.

                                                   Broker                  Total Shares
Proposals      For        Against     Abstain      Nonvote      Results    Represented
---------  ---------      -------     -------      -------      -------    -----------
No. 1*     3,013,940     1,475,646     27,687     4,206,664     *Failed     8,723,937
No. 2*     5,081,199     1,575,788     22,850     2,044,100        *        8,723,937
No. 3*     5,093,603     1,570,533     23,244     2,036,557        *        8,723,937
No. 4*     5,069,351     1,590,585     27,444     2,036,557        *        8,723,937
No. 5      2,760,965     1,680,921     67,844     4,214,207      Failed     8,723,937
No. 6      3,819,126     1,572,717     52,950     3,279,144      Failed     8,723,937
No. 7                                      See Below
No. 8      4,405,801       296,116     48,450     3,973,570      Passed     8,723,937
No. 9      8,665,284        13,822     43,831         1,000      Passed     8,723,937

         * These four items were inextricably tied together, therefore, if any one failed to pass, none could pass.

           Proposal No. 7 The following persons were nominated for election as directors of the Company, and all nominees were elected. The shares voted for, and those withheld from, each nominee are set forth below opposite such nominee's name:

                                      Shares         Shares
Director Nominees                   Voted For       Withheld
                                    ---------       --------
Eugene L. Butler                    7,421,121      1,302,816
Frank J. Wall                       7,422,121      1,301,816
Joe R. Nemec                        7,421,121      1,302,816
John Roane                          7,421,121      1,302,816
Rittie W. Milliman, Sr.             7,421,121      1,302,816
John M. LeSeelleur                  7,421,121      1,302,816
Larry D. Armstrong                  7,422,121      1,301,816
Bill M. Van Meter                   7,421,121      1,302,816

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              *11  -  Computation of Earnings (Loss) Per Share.

              *27  -  Financial Data Schedule.

         (b)   Reports on Form 8-K

              (1) A Form 8-K (Item 9. Sales of Equity Securities Pursuant to Regulation S) was filed on April 15, 1997, reporting the sale of 511,200 shares of common stock to Optimum Fund.

              (2) A Form 8-K (Item 9. Sales of Equity Securities Pursuant to Regulation S) was filed on May 7, 1997, reporting the sale of 761,904 shares of common stock to OREZ Ltd.



---------------
*  Filed herewith

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PONDER INDUSTRIES, INC.




                                            By   /s/ Eugene L. Butler
                                              -------------------------
                                               Eugene L. Butler
                                               President, Chief Executive
                                               Officer and Chairman of the
                                               Board of Directors



                                            By   /s/ Gerald A. Slaughter
                                              -------------------------
                                               Gerald A. Slaughter
                                               Senior Vice President and
                                               Controller




Dated:    July 14, 1997

                               Index to Exhibits


Exhibit
Number              Description
-------             -----------
  *11               Computation of Earnings (Loss) Per Share.
  *27               Financial Data Schedule.