Form 10-K
period 1997-08-31
PONDER INDUSTRIES INC
filed 1997-12-01
CIK 859917

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K
(MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended August 31, 1997
                                       OR
      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from           to

                         Commission file number 0-18656
                            PONDER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      75-2268672
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)
        5005 RIVERWAY DRIVE, SUITE 550                             77056
                HOUSTON, TEXAS                                   (Zip Code)
   (Address of principal executive offices)

       Registrant's telephone number, including area code: (713) 965-0653
                             ---------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ____.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K   X.
                             ---------------------
     The number of shares outstanding of the Registrant's common stock as of November 24, 1997 is 28,681,620.

     The aggregate market value of the stock held by non-affiliates of the Registrant as of November 24, 1997 was approximately $37,110,587.
                             ---------------------
================================================================================

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

     Ponder was founded as a Texas corporation in 1981. In 1990, Ponder became a Delaware corporation through the merger of Ponder Industries, Inc., a Texas corporation, into Ponder Industries, Inc., a Delaware corporation. In April 1997, Eugene L. Butler became Chairman and Chief Executive Officer of the Company. Under Mr. Butler's leadership, a business strategy was implemented in 1997 that focused on reducing the Company's expenses and improving Ponder's domestic and international market position by pursuing opportunities in strategic oil and gas markets and through internal growth.

     Ponder rents a full line of specialized equipment and tools utilized in fishing operations. Fishing services are required by the oil and gas industry whenever there is an obstruction in the borehole of a well. At times during the life of a well, cable, tubulars, casing, wellbore tools or debris may become detached and stuck in the borehole of the well. Likewise, equipment can accidentally be dropped into a well. Events such as these can create major obstructions that impede work and raise drilling and completion costs. Ponder provides expert "fishing" and cutting services to remove such obstructions and return the wellsite to normal operation.

     Fishing services require a variety of equipment designed to catch or snag "fish" or "junk" in a well or to grind, cut or otherwise eliminate the obstruction. Such equipment is generally leased by Ponder, but it may also be designed and built by the Company. Specialized fishing tool equipment is often not owned by drilling contractors and operators because of the high cost of owning and maintaining the full range of equipment required for the various types of situations encountered in the oil and gas industry throughout many geographic areas. The items of equipment available for rental from the Company include a full line of fishing tools, such as milling tools, casing cutters, jars, spears, overshots and whipstocks. Ponder also provides supervisory services relating to the operation of its fishing tool equipment and the proper selection and assembly of the fishing string. The fishing string consists of jars, subs, overshots (external), spears (internal) and other tools for removing the item or the "fish" from the well.

     The Company also rents specialized oilfield equipment such as pressure control equipment, tools, pipe, tubing and whipstocks used in the drilling, completion and workover of wells.

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

     Upon the completion of operations by the customer, the tools are returned to the Company, and the tools are inspected and repaired as needed. Repairs are at the cost of the customer, and if the tools cannot be restored to first class condition, the cost of the tool is charged to the customer.

SEASONALITY

     Demand for the Company's services and products is tied closely to the seasonality of drilling activity. Higher activity is generally experienced in the spring, summer and fall. In the United States and Europe, the lowest drilling and workover activity generally occurs during the early months of the year due to inclement weather. Purchases of the Company's products and services are also to a substantial extent deferrable in the event oil and gas companies reduce capital expenditures as a result of conditions existing in the oil and gas industry or general economic downturns. Fluctuations in the Company's revenues and costs may have a material adverse effect on the Company's business and operations. Accordingly, the Company's operating results may vary from quarter to quarter, depending upon factors outside of its control.

PATENTS AND LICENSES

     The Company has followed a policy of seeking patents and licenses for products and equipment that appear to have commercial applications. The Company believes its patents and licenses to be adequate for the conduct of its products and services business and, while it considers them to be valuable in the aggregate, the Company does not believe that its business is materially dependent upon its patents or licenses. In management's opinion, engineering, operation skills and application experience are more responsible for the Company's market position than are patents or licenses.

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

RECENT ACQUISITIONS

     The following describes acquisitions by the Company during the year ended August 31, 1996. The Company had no significant acquisitions during the years ended August 31, 1997 and 1995.

     Effective September 1995, the Company acquired certain assets and assumed certain liabilities of Armstrong Tool, Inc. ("Armstrong"). Armstrong was wholly owned by the Company's former president and his spouse. Consideration given for Armstrong was the issuance of a $400,000 promissory note to the Company's former president plus assumption of various notes payable of approximately $450,000. The $450,000 in notes payable were paid during the year ended August 31, 1996. Armstrong is located in Fort Smith, Arkansas.

     Effective October 1995, the Company acquired certain real property, vehicles and rental tools and equipment from Apex Tool ("Apex"), a sole proprietorship. Apex is located in Healdton, Oklahoma, and provides fishing and rental tool services in the South Central Oklahoma and North Texas region. The assets of Apex were acquired for $600,000 of which $200,000 was paid at closing. The amount paid at closing was funded through borrowing from a commercial bank as described in Note 6 of the Notes to Consolidated

Financial Statements. A $400,000 note payable, bearing interest at 9 percent per annum was paid in two installments of $200,000 March 15, 1996 and 1997, to the owner of Apex.

     Effective April 1996, the Company completed the acquisition of Panther Oil Tools, (UK) Ltd. ("Panther"), an English company, and substantially all of the assets of Villain Ltd. ("Villain"), a Guernsey company, for $1,250,000 and 1,200,000 shares of the Company's restricted common stock which were valued on the date of issuance at $3,060,000.

     Effective May 1996, the Company acquired Runyon Oil Tools, Inc. (Olney, Illinois), and DiKor, Inc. (Carmi, Illinois), and effective March 1996, the Company acquired C&F Fishing Tools, Inc. (Maysville, Oklahoma), in separate transactions in consideration for an aggregate of $283,000 and 331,455 shares of the Company's restricted common stock which were valued on the date of issuance at approximately $640,000.

     Effective June 1996, the Company acquired substantially all of the assets of Reeled Tubular Components, Inc., of Houston, Texas, including the intellectual property rights to an obstruction removing device, for a cash payment of $50,000 and 20,000 shares of the company's restricted common stock which were valued at $60,000 on the date of issuance.

     Effective July 1996, the Company acquired all of the fixed assets of Brooks Oil Service Co., L.P., and Bosco Fishing and Rental Tools, of Laurel, Mississippi, for an initial cash payment of $200,000, and the assumption of $1,200,000 in liabilities.

     In August 1996, the Company acquired all of the issued ordinary shares of Prime Pipe Limited, a UK company, for approximately $105,000 and the issuance of 4,650 shares of the Company's common stock.

     In May 1996, the Company signed a letter of intent to acquire Abilene, Texas, based G&L Fishing Tool Company ("G&L"). In July 1996, the Company entered into an agreement with G&L which gave the company a one-year option to acquire G&L under the same terms as the letter of intent. In connection with this agreement, the Company paid to G&L a $1,000,000 forfeitable deposit. At August 31, 1996, approximately $1,172,000 related to this pending acquisition, including the forfeitable deposit, was included in other assets in the Company's consolidated balance sheet. In July 1997, the Company had not acquired G&L and the option expired, requiring the Company to write-off $1,172,000 as an expense. Management of the Company anticipates that it will continue to hold discussions with management of G&L with regards to a potential acquisition of G&L by the Company.

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

FOREIGN OPERATIONS

     Information by geographic location for the fiscal years 1997 and 1996 is shown below. As discussed in Note 3 of the Notes to Consolidated Financial Statements, the Company's former operations in Azerbaijan are shown as discontinued operations in the Consolidated Financial Statements (expressed in thousands):

                                                              YEAR ENDED    YEAR ENDED
                                                              AUGUST 31,    AUGUST 31,
                                                                 1997          1996
                                                              ----------    ----------
Net Sales --
Domestic....................................................   $16,598       $10,857
Foreign.....................................................     5,277         1,104
                                                               -------       -------
          Total.............................................   $21,875       $11,961
                                                               =======       =======
Loss from continuing operations --
Domestic....................................................   $(9,584)      $(5,123)
Foreign.....................................................     ( 337)         (147)
                                                               -------       -------
          Total.............................................   $(9,921)      $(5,270)
                                                               =======       =======
Identifiable assets --
Domestic....................................................   $17,585       $21,552
Foreign.....................................................     9,032         6,350
                                                               -------       -------
          Total.............................................   $26,617       $27,902
                                                               =======       =======

     The Company's foreign operations relate to Panther and Villain as discussed in Note 15 of the Notes to the Consolidated Financial Statements.

COMPETITION

     The Company competes with numerous companies offering rental tool services to the oil and gas industry. The Company experiences competition from both small and major companies in all of its areas of operations. Many of the Company's competitors are small, single-location companies, which offer only specialized types of tools and services. Ponder also competes with large, international corporations such as Weatherford/Enterra, Inc. and Tri-State (a Baker Hughes Incorporated company) in most of the markets in which it participates. These competitors have multiple locations, larger inventories of rental tools and access to financial resources greater than those available to the Company. The principal methods of competition that apply to the Company's rental tools and fishing tool services are price, quality, availability and reputation. While price is a major consideration to its customers, the Company believes that its competitive position is enhanced by its experience, size, large inventory of equipment, numerous locations in close proximity to drilling and production sites, commitment to high quality equipment maintenance, customer service and experienced personnel.

GOVERNMENTAL REGULATIONS

     The Company currently is not directly subject to any specific regulatory body, either state or federal. The most significant regulations that the Company must comply with are those imposed by the Occupational Safety and Health Administration. The Company has not had any material fines or penalties levied against it due to unsafe working conditions for its employees. The Company conducts safety training programs on a regular basis. There can be no assurance that the cost of compliance with current environmental and safety regulations or future changes in such laws and regulations will not have a material adverse effect on the Company's operations.

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

EMPLOYEES

     As of November 24, 1997, the Company had approximately 153 full-time employees. The Company has no contracts or collective bargaining agreements with labor unions and considers its relations with its employees to be satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The current executive officers of the Company, their names, ages, positions and tenure with the Company as of November 24, 1997 are as follows:

                                                                                  OFFICER
                  NAME                    AGE              POSITION                SINCE
                  ----                    ---              --------               -------
Eugene L. Butler........................  56     Chairman, President and Chief     1996
                                                 Executive Officer
Gerald A. Slaughter.....................  54     Senior Vice President and         1996
                                                 Chief Financial Officer
Frank J. Wall...........................  42     Senior Vice President of          1990
                                                 Operations
Shirley Meyer...........................  57     Vice President Human              1997
                                                 Resources and Investor
                                                 Relations and Secretary

     There are no family relationships among the officers listed, and there are no arrangements or understandings pursuant to which any of them were elected as officers. Officers are elected annually by the Board of Directors at its first meeting following the annual meeting of stockholders, each to hold office until the corresponding meeting of the Board in the next year or until his or her successor shall have been elected or shall have been qualified.

ITEM 2. PROPERTIES

     The Company's principal executive offices are located at 5005 Riverway Drive, Suite 550, Houston, Texas 77056 and its telephone number at that address is (713) 965-0653. The Company's administrative offices are located at 511 Commerce Drive, Alice, Texas and its telephone number at that address is (512) 664-5831. The Company's other properties include 18 equipment rental and sales facilities owned or leased in Texas, Louisiana, Mississippi, Oklahoma, Arkansas, and Illinois. In addition, the Company has two facilities located in the United Kingdom. Substantially all of the Company's fixed assets are pledged as security to a financial institution as collateral for certain of the Company's long term debt. See Note 6 of Notes to Consolidated Financial Statements. The Company believes that its facilities are generally adequate for their respective operations, and that the facilities of the Company are maintained in good repair. The Company is lessee under a number of cancelable and noncancelable leases for certain real properties. See Note 11 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

     In October 1995, the Securities and Exchange Commission (the "Commission") notified the Company that the staff of the Commission intended to recommend that the Commission institute a cease and desist proceeding against the Company and various former officers and directors of the Company on the basis of alleged violations of the Securities Exchange Act of 1934 (the "Exchange Act"), primarily related to the Company's accounting treatment with respect to revenue recognition for the Company's former operations in Azerbaijan in the Company's periodic reports filed with the Commission in late fiscal 1992 and fiscal 1993 and the Company's press release in August 1992 concerning the results of the Azerbaijan operations. In July 1997, the Commission accepted the Company's and the various former officers' and directors' offer of a non-cash settlement whereby the Commission ordered that the Company and the various former officers and directors cease and desist from committing or causing any violations of the Exchange Act.

     The Company had been a defendant in a lawsuit filed by a former employee in December 1993 seeking damages for wrongful termination. The suit sought approximately $317,000 in unpaid wages and value of $143,000 for 38,052 shares of stock he would have earned during the remainder of his contract term. In April 1997, a final judgment was issued whereby the former employee recovered the sum of $200,000 and 77,922 shares of restricted common stock of the Company was issued to the former employee. Included in general and administrative expenses for the year ended August 31, 1997, is $265,000 of settlement costs relating to disposition of this suit.

     In August 1996, a case was filed in the United States District Court for the Western District of New York alleging that the Company breached an obligation to convert certain debentures held by the plaintiff into the Company's common stock. In September 1997, the Company reached a settlement with those convertible debenture holders who had not previously converted their debentures whereby the Company agreed to convert all of such debenture holders' then outstanding debenture debt of approximately $7,060,000, including accrued interest, into 10,633,333 shares of the Company's common stock. The Company also agreed to issue to such debenture holders five-year warrants to purchase an additional 957,000 shares of the Company's common stock at $1 per share. At August 31, 1997, the Company had accrued approximately $100,000 as its estimate of the fair value of the warrants issued in settlement of this matter.

     In September 1997, a case was filed against the Company in the United States District Court for the Northern District of Georgia, Atlanta Division, by the placement agent in the above mentioned debenture offering, alleging that, in connection with such offering, the Company tortiously interfered with its business relationships, breached a Proprietary Information, Non-Circumvention and Indemnification Agreement between the Company and the placement agent, defamed the placement agent and engaged in conduct giving rise to an indemnification in favor of the placement agent. The plaintiff seeks actual damages in an amount not less than $1,000,000 per breach, exemplary damages in an amount not less than $2,500,000, interest, costs and attorney's fees. The Company has removed the case to federal court and filed counterclaims against the plaintiff. Although no assurances can be given, the Company believes it has meritorious defenses to the above action and intends to defend itself vigorously.

     The Company is also a party to additional claims and legal proceedings arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party, including those described above, would have a material adverse effect on the Company's financial statements; however, due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of precision and there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on the Company's results of operations for the interim period in which such resolution occurred. The Company had accrued $500,000 at August 31, 1996 as its estimate of costs it expected to incur in defense of the above actions. At August 31, 1997, approximately $170,000 of the accrued amount was remaining.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II.

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     As of November 24, 1997, there were approximately 1,900 beneficial owners of the Company's common stock which is traded on the NASDAQ SmallCap System under the symbol "PNDR". The following table sets forth, for the calendar periods indicated, the range of high and low bid closing prices for the Company's common stock, as reported by the NASDAQ Small Cap System:

                                                   1997               1996
                                               -------------      -------------
                                               HIGH      LOW      HIGH      LOW
                                               ----      ---      ----      ---
First Quarter................................  $2 1/16   $1 3/8   $1 5/8    $   3/4
Second Quarter...............................   2         1 1/4    4 1/16     1
Third Quarter................................   1 5/16      25/32  6 1/4      3 13/16
Fourth Quarter...............................   1 3/32      7/16   4 7/8      1 5/16

     The closing price of the Company's common stock on November 24, 1997 was $1 29/32.

     The Company has not paid dividends on its common stock the past three years and anticipates that it will not pay dividends in the foreseeable future. The terms of certain of the Company's loan agreements restrict the payment of dividends. See Note 6 of the Notes to Consolidated Financial Statements.

  ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein.

                            OPERATING STATEMENT DATA
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                         YEARS ENDED AUGUST 31
                                         -----------------------------------------------------
                                           1997        1996       1995       1994       1993
                                         --------    --------    -------    -------    -------
Tool rentals and sales...............    $ 21,875    $ 11,961    $ 6,757    $ 7,635    $ 8,719
                                         ========    ========    =======    =======    =======
Loss from continuing operations......    $ (9,921)   $ (5,270)   $  (440)   $(1,567)   $(1,280)
Income (loss) from discontinued
  operations.........................          --       1,378     (3,791)    (1,532)        --
Cumulative effect of change in
  accounting principle...............          --          --      1,139         --         --
                                         --------    --------    -------    -------    -------
Net loss.............................    $ (9,921)   $ (3,892)   $(3,092)   $(3,099)   $(1,280)
                                         ========    ========    =======    =======    =======
Income (loss) per share --
Continuing operations................    $   (.73)   $   (.61)   $  (.07)   $  (.25)   $  (.20)
Discontinued operations..............          --         .16       (.59)      (.24)        --
Change in accounting principle.......          --          --        .18         --         --
                                         --------    --------    -------    -------    -------
Net loss.............................    $   (.73)   $   (.45)   $  (.48)   $  (.49)   $  (.20)
                                         ========    ========    =======    =======    =======

                               BALANCE SHEET DATA
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                AUGUST 31
                                            --------------------------------------------------
                                             1997       1996       1995      1994       1993
                                            -------    -------    ------    -------    -------
Working capital (deficit)...............    $(8,846)   $  (273)   $1,210    $(3,389)   $   425
Total assets............................     26,617     27,902     6,815     10,829     13,555
Long-term debt..........................        670      4,148     2,343         --      2,450
Stockholders' equity....................      1,469      7,013     2,312      5,407      8,508
Book value per common share.............    $   .08    $   .59    $  .36    $   .85    $  1.33

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is included to describe the Company's financial position and results of operations for each of the three years in the period ended August 31, 1997. The Consolidated Financial Statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

BUSINESS REVIEW

     Ponder is an international oilfield service and rental tool company that specializes in the use of fishing tools for the recovery of unwanted obstructions in oil and gas wells. The Company also rents specialized oilfield equipment such as pressure control equipment, tools, pipe, tubing and whipstocks used in the drilling, completion and workover of wells. Ponder currently has 18 locations domestically and two international locations serving the North Sea area.

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

     In fiscal 1996 management raised over $12 million in cash from financing activities including the sale of convertible debentures and common stock. Subsequent to the 1996 fiscal year-end, Ponder completed a $10 million financing agreement to pay off existing bank debt and provide additional working capital for continuing growth. Ponder acquired 10 companies in fiscal 1996 and opened three new locations, two in Louisiana and one in Texas. One of the companies acquired, Panther Oil Tools, is located in the North Sea area. Revenues increased to $21,900,000 in 1997, from $12,000,000 in 1996 and $6,800,000 in
1995, reflecting the Company's expansion program; however, the Company continued to incur substantial losses and cash flow deficiencies. Effective April 26, 1997, Mr. Larry D. Armstrong resigned as Chairman, President and Chief Executive Officer. Eugene L. Butler was named as his successor. Mr. Butler has approximately 28 years industry experience. From 1974 through 1991, he served in various executive capacities for Weatherford/Enterra, Inc., a multinational energy corporation, including director, president, chief executive officer and chief operating officer.

     In April 1997, the Company commenced a major cost reduction program which included a 10% reduction in personnel, closing two of its unsuccessful operating locations in North Louisiana, the sale of certain non-productive equipment to reduce debt, resolving the litigation involving its convertible debenture holders and substantially reducing general and administrative expenses. This cost reduction program had a positive impact on the quarter ended August 31, 1997.

     Demand for the Company's services and rentals depends primarily on the number of oil and gas wells being drilled, the depth and drilling conditions of such wells, and the level of workover activity. Drilling and workover activity is largely dependent on the prices for oil and natural gas. Demand for oil and natural gas has allowed for higher prices in 1997 and 1996 than the average prices for the past several years. World oil prices have been near $20 per barrel for several months and many industry analysts are forecasting this situation to continue in 1998. These favorable market conditions are expected to continue and allow Ponder to continue its growth and return to profitability.

FINANCIAL CONDITION AND LIQUIDITY

     In November 1996, the Company completed a $10 million financing agreement with a financial institution. The agreement includes a $4 million Revolving Receivable Facility, a $2.5 million Revolving Credit Note and a $3.5 million Term Note (the "Notes"). The Receivable Facility is a two year facility that is based on accounts receivable and will be utilized for short-term liquidity needs. The $2.5 million Revolving Credit Note is a five year facility, based on inventory and equipment, and these funds were used to acquire capital assets to expand the Company's business. The $3.5 million Term Note is a five and one-half year note, interest only for the first six months, and amortizes over the remaining five years, collateralized by equipment. The funds were used to pay off existing bank debt of $3 million with the balance being used to fund operations and acquire capital equipment. At August 31, 1997, the Company had borrowed approximately $7.3 million under the Notes. The Notes require compliance with various covenants, including the maintenance of a defined debt service coverage ratio and a defined tangible net worth. As a result of continued losses primarily relating to the Company's expansion program, the Company was not in compliance with certain covenants and the total amount of approximately $7.3 million due the financial institution has been classified as current in the Company's balance sheet at August 31, 1997.

     In April 1996, the Company raised approximately $10 million, net of fees, by issuing eight percent Convertible Debentures. As discussed in Note 13 to the Financial Statements, claims and counterclaims were filed between certain convertible debenture holders and the Company. During the period of litigation, the Company incurred substantial legal expenses in defense of the litigation. In September 1997, the Company reached a settlement whereby those convertible debenture holders who had not previously converted their debentures with the Company agreed to convert the then outstanding debenture debt of approximately $7,060,000, including accrued interest, into 10,633,333 shares of the Company's common stock. The conversion of the debentures will increase the Company's equity by approximately $6.7 million.

     The Company acquired approximately $3.6 million of property and equipment during the 1997 fiscal year. The funds used to purchase these assets were provided primarily from securities issued and additional borrowings.

     At August 31, 1997, the Company had a working capital deficit of approximately $8.8 million, as compared to a working capital deficit of $.3 million at August 31, 1996. The current ratio was approximately .46 to 1.0 at August 31, 1997, compared to .96 to 1.0 for the previous year end. Included as a component of the Company's working capital at August 31, 1997 is $800,000 representing the Company's investment in 2 million shares of Titan Resources, Inc. ("Titan") common stock. The Titan common stock is a thinly traded and volatile security. See also Notes 2 and 3 of Notes to Consolidated Financial Statements. As previously discussed, the Company's total debt of approximately $7.3 million with a financial institution has been classified as current in the Company's balance sheet as of August 31, 1997 and is included as a component of the $8.8 million working capital deficit. The Company is in discussions with its financial institution lender to modify or amend its debt agreements with such lender, which would put the Company back in compliance with the above mentioned covenants. This would allow the Company to reclassify substantially all of such lender's debt as long-term rather than current. The Company is also negotiating to increase the Company's borrowing capacity in connection with its pending acquisition and private placement discussed below.

     A $2,500,000 bridge loan was recently obtained from a financial partner with the intention of providing additional capital for acquisitions and expansion of the Company's business. The Company, in October 1997, signed a letter of intent to purchase Fishing Tools, Inc. for $6,500,000 cash and $1,000,000 in stock. The closing of this transaction is subject to normal due diligence being completed, as well as the Company's ability to obtain capital at an adequate cost. The Company has entered into a letter of intent with the financial partner, which includes providing $8,000,000 in equity capital, as well as converting the bridge loan into equity. The closing of these transactions will increase the Company's equity to approximately $20,000,000 with stronger liquidity ratios. Fishing Tools, Inc.'s (FTI) revenues were $6,200,000 in 1996. FTI has historically been a profitable company with strong cash flow and is anticipated to have a positive impact on the Company's future net income and cash flow.

FISCAL YEAR ENDED AUGUST 31, 1997 AS COMPARED WITH FISCAL YEAR ENDED AUGUST 31, 1996

     A net loss of $9,921,000, or $.73 per share, was recorded in 1997 compared with a net loss of $3,892,000, or $.45 per share, in 1996. The Company's loss from continuing operations in 1997 was $9,921,000, or $.73 per share, as compared to a loss of $5,270,000, or $.61 per share, in 1996. In 1995, the Company recognized a $3,791,000 loss, or $.59 per share, as a result of the write-off of its operations in Azerbaijan. In 1996 the Company disposed of its operations in Azerbaijan. The sale resulted in a gain of $1,400,000 and income from discontinued operations of $1,378,000, or $.16 per share.

     Revenues increased $9,914,000, or 83%, to $21,875,000 in 1997 compared to $11,961,000 in 1996. The increase is due primarily to the Company's expansion program initiated during fiscal 1996. During 1996 the Company added nine new store locations in Oklahoma, Arkansas, Louisiana, Mississippi, Illinois and Texas. During 1997, a location was added in Texas. Effective April 1, 1996, the Company acquired Panther Oil Tools, (UK) Ltd., an English corporation, and substantially all of the assets of Villain Ltd., a Guernsey corporation. Substantially all of the revenue increase over the prior year resulted from the expansion effort.

     Cost of service and sales increased $4,235,000, or 80%, to $9,555,000 in 1997 from $5,320,000 in 1996. Cost of sales increased relative to the increase in revenues. The Company's gross profit margin was 56% in each of the years 1997 and 1996. Operating expenses, as a percentage of sales increased to 50% in 1997 from 41% in 1996. The increase is due to the Company's increase in operating locations and personnel. In the fourth quarter of 1997, the Company closed two of its unsuccessful North Louisiana expansion locations and reduced operating personnel and related expenses.

     General and administrative expenses decreased $228,000, or 4%, to $6,250,000 in 1997 as compared to $6,478,000 in 1996. General and administrative expenses as a percentage of revenues, decreased to 29% in 1997 from 54% in 1996, as a result of reduced fees for professional services and a reduction in corporate sales and administrative personnel and related expenses.

     Net interest expense increased $1,729,000 or 257%, to $2,402,000 in 1997 from $673,000 in 1996. The increase is due to an increase in debt and interest rates. Additionally, interest expense increased approximately $652,000 due to non-cash interest expense on the 8% Convertible Debentures issued effective April 26, 1996, as discussed in Note 7 of the Notes to Consolidated Financial Statements.

     During 1997, the Company recorded a loss on write-down of assets in the amount of $2,178,000. During 1996, the Company signed a letter of intent to acquire Abilene, Texas, based G&L Fishing Tool Company and during fiscal 1997 recorded $1,172,000 as a forfeited deposit and related acquisition expense. The option expired in July 1997, resulting in a write-off of the balance. Additionally, the Company wrote-off approximately $446,000 relating to a Dubai joint venture, $300,000 relating to a write-down of available for sale securities and an approximate $260,000 write-down of the value of certain used equipment inventory.

FISCAL YEAR ENDED AUGUST 31, 1996 AS COMPARED WITH FISCAL YEAR ENDED AUGUST 31, 1995

     A net loss of $3,892,000, or $.45 per share, was recorded in 1996 compared with a net loss of $3,092,000, or $.48 per share, in 1995. The Company's loss from continuing operations in 1996 was $5,270,000, or $.61 per share, as compared to a loss of $440,000, or $.07 per share, in 1995. In 1995, the Company recognized a $3,791,000 loss, or $.59 per share, as a result of the write-off of its operations in Azerbaijan and recognized income of $1,139,000, or $.18 per share, due to a cumulative effect of a change in accounting principle for its inventory of parts. In 1996 the Company disposed of its operations in Azerbaijan. The sale resulted in a gain of $1,400,000 and income from discontinued operations of $1,378,000, or $.16 per share.

     Revenues increased $5,204,000, or 77%, to $11,961,000 in 1996 compared to $6,757,000 in 1995. The increase was due to a significant increase in the domestic marketing effort and an increase in operating locations. Revenues attributable to the four Texas stores and the machine shop operation in place at the beginning of the year increased $1,248,000, or 18%, to $8,005,000 in 1996 as compared to $6,757,000 in 1995. During 1996 the Company added nine new store locations in Oklahoma, Arkansas, Louisiana, Mississippi, Illinois and Texas, and these new locations contributed approximately $2,852,000 to the 1996 revenue. The acquisition of Villain and Panther resulted in an additional $1,104,000 in 1996 revenues.

     Cost of service and sales increased $1,959,000, or 58%, to $5,320,000 in 1996 from $3,361,000 in 1995. Operating expenses increased $2,711,000, or 122%, to $4,941,000 in 1996 as compared to $2,230,000 in 1995. Cost of sales and operating expenses increased relative to the increase in revenues, while operating expenses increased in a greater percentage, due to the start-up cost incurred in establishing the new store locations and the addition of 62 operating personnel.

     General and administrative expenses increased $3,875,000, or 149%, to $6,478,000 in 1996 from $2,603,000 in 1995. During 1996, the Company significantly increased its domestic marketing effort by adding 41 personnel in the regional and corporate sales group and has established a marketing presence in Oklahoma, Arkansas, Illinois and the Gulf Coast region. During the year, the Company relocated its corporate offices to Houston, Texas with the Alice, Texas facility remaining as the administrative office. The Company has added 15 personnel in the corporate and administrative functions as a result of the expansion effort. The employee costs and other related expenses associated with this expansion accounts for approximately $2,450,000, or 63% of the current year increase. Fees for professional services increased $650,000, or 17% of the current year increase, primarily due to the Company's accrual of legal fees of $500,000 as the estimated cost it expected to incur in defense of certain contingencies discussed in Notes 13 and 18. Additionally, the Company incurred increased accounting, legal and public corporation expenses associated with the increase in business activity. Expenses of $700,000 were recognized during the year, relating to a stock grant and consulting arrangement with the former chairman of the Company, as discussed in Note 18.

     Net interest expense increased $202,000, or 43%, to $673,000 in 1996 from $471,000 in 1995. The increase is due primarily to $285,000 non-cash interest expense on the 8% Convertible Debentures issued effective April 26, 1996, as discussed in Note 7, offset by a reduction in the average interest rate of bank debt during the year and increased interest income.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The firm of, Hairston, Kemp, Sanders & Stich, P.C., certified public accountants ("Hairston") served as the independent auditors of the Company until January 8, 1996 at which time the Company replaced the firm now known as Kemp & Stich, P.C. with William B. Sanders, C.P.A. ("Sanders") as the principle accountant of the Company (see Form 8-K dated January 8, 1996). On April 10, 1996, Sanders was replaced by Arthur Andersen LLP ("Andersen"). The decision to change accountants was recommended by the Board of Directors of the Company.

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

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by item 10 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by item 11 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by item 12 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by item 13 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-1
Independent Auditors' Report................................  F-2
Consolidated Balance Sheets -- August 31, 1997 and 1996.....  F-3
Consolidated Statements of Operations for the years ended
  August 31, 1997, 1996 and 1995............................  F-4
Consolidated Statements of Stockholders' Equity for the
  years ended August 31, 1997, 1996 and 1995................  F-5
Consolidated Statements of Cash Flows for the years ended
  August 31, 1997, 1996 and 1995............................  F-6
Notes to Consolidated Financial Statements..................  F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Ponder Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of Ponder Industries, Inc. (a Delaware corporation), and subsidiaries as of August 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ponder Industries, Inc., and subsidiaries as of August 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has negative cash flows from operations, has negative working capital at August 31, 1997, primarily as the result of the current classification of its debt with a lender resulting from noncompliance with certain of its debt covenants, has an accumulated deficit and has limited access to capital resources. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's management believes that it is likely the Company's operating results for fiscal 1998 will significantly improve over fiscal 1997 and will generate sufficient working capital to sustain its operations throughout the year. There are no assurances that the Company can achieve such operating improvements or that the Company will be able to achieve future cash flows sufficient to support operations. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                        /s/  ARTHUR ANDERSEN LLP

San Antonio, Texas
October 17, 1997

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
Ponder Industries, Inc.:

     We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Ponder Industries, Inc., and subsidiaries for the year ended August 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Ponder Industries, Inc., and subsidiaries for the year ended August 31, 1995, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from continuing operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 17 to the financial statements, the Company changed its method of accounting for parts used in conjunction with its rental tools for the year ended August 31, 1995.

                                      /s/  HAIRSTON, KEMP, SANDERS & STICH, P.C.

San Antonio, Texas
November 20, 1995

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

            CONSOLIDATED BALANCE SHEETS -- AUGUST 31, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS

                                                               1997         1996
                                                              -------      -------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $     4      $   398
  Receivables, net of allowance for doubtful accounts of
    $657 and $138 in 1997 and 1996, respectively............    4,134        3,647
  Parts and supplies........................................    2,622        2,077
  Available for sale securities.............................      800           --
  Prepaid expenses and other................................       46          514
                                                              -------      -------
         Total current assets...............................    7,606        6,636
                                                              -------      -------
AVAILABLE FOR SALE SECURITIES...............................       --        1,400
                                                              -------      -------
PROPERTY AND EQUIPMENT......................................   31,383       29,140
  Less -- Accumulated depreciation and amortization.........  (14,278)     (12,645)
                                                              -------      -------
                                                               17,105       16,495
                                                              -------      -------
OTHER ASSETS................................................      122        1,284
DEFERRED ASSETS, net........................................      423          854
GOODWILL, net of accumulated amortization of $393 and $346
  in 1997 and 1996, respectively............................    1,361        1,233
                                                              -------      -------
                                                                1,906        3,371
                                                              -------      -------
TOTAL ASSETS................................................  $26,617      $27,902
                                                              =======      =======
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................  $ 8,687      $ 1,393
  Accounts and notes payable, trade.........................    5,562        2,863
  Accrued liabilities and other.............................    2,203        2,653
                                                              -------      -------
         Total current liabilities..........................   16,452        6,909
                                                              -------      -------
LONG-TERM DEBT, less current maturities.....................      670        4,148
                                                              -------      -------
OTHER LONG-TERM LIABILITIES.................................      765          449
                                                              -------      -------
DEFERRED TAXES PAYABLE......................................      881          233
                                                              -------      -------
CONVERTIBLE DEBENTURES......................................    6,380        9,150
                                                              -------      -------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized 50,000,000
    shares, issued 17,571,021 and 12,131,347 shares as of
    August 31, 1997 and 1996, respectively, of which 0 and
    289,873 are held in treasury as of August 31, 1997 and
    1996, respectively......................................      176          121
  Additional paid-in capital................................   25,307       21,880
  Cumulative foreign currency translation adjustment........       49           24
  Accumulated deficit.......................................  (23,696)     (13,775)
  Note receivable for common stock..........................      (66)         (63)
  Deferred compensation.....................................       (1)        (146)
  Unrealized loss on available for sale securities..........     (300)          --
  Treasury stock............................................       --       (1,028)
                                                              -------      -------
         Total stockholders' equity.........................    1,469        7,013
                                                              -------      -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $26,617      $27,902
                                                              =======      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                             1997          1996         1995
                                                          -----------   ----------   ----------
TOOL RENTALS AND SALES..................................  $    21,875   $   11,961   $    6,757
COSTS OF SERVICE AND SALES..............................        9,555        5,320        3,361
                                                          -----------   ----------   ----------
          Gross profit..................................       12,320        6,641        3,396
                                                          -----------   ----------   ----------
EXPENSES:
  Operating.............................................       10,900        4,941        2,230
  General and administrative............................        6,250        6,478        2,603
                                                          -----------   ----------   ----------
                                                               17,150       11,419        4,833
                                                          -----------   ----------   ----------
          Operating loss................................       (4,830)      (4,778)      (1,437)
OTHER INCOME (EXPENSE):
  Interest, net.........................................       (2,402)        (673)        (471)
  Gain (loss) on sale of assets.........................         (534)         (12)       1,320
  Loss on write-down of assets..........................       (2,178)          --           --
  Other.................................................           23          260          148
                                                          -----------   ----------   ----------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES...................................       (9,921)      (5,203)        (440)
INCOME TAX EXPENSE......................................           --          (67)          --
                                                          -----------   ----------   ----------
LOSS FROM CONTINUING OPERATIONS.........................       (9,921)      (5,270)        (440)
                                                          -----------   ----------   ----------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
  Operations............................................           --          (22)        (389)
  Disposal of assets including operations in disposal
     period.............................................           --           --       (3,402)
  Gain on sale of discontinued operations...............           --        1,400           --
                                                          -----------   ----------   ----------
INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS............................................           --        1,378       (3,791)
                                                          -----------   ----------   ----------
LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE.............................................       (9,921)      (3,892)      (4,231)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE...           --           --        1,139
                                                          -----------   ----------   ----------
NET LOSS................................................  $    (9,921)  $   (3,892)  $   (3,092)
                                                          ===========   ==========   ==========
EARNINGS (LOSS) PER SHARE:
  Loss from continuing operations.......................  $      (.73)  $     (.61)  $     (.07)
  Income (loss) from discontinued operations............           --          .16         (.59)
  Cumulative effect of a change in accounting
     principle..........................................           --           --          .18
                                                          -----------   ----------   ----------
NET LOSS PER SHARE......................................  $      (.73)  $     (.45)  $     (.48)
                                                          ===========   ==========   ==========
WEIGHTED AVERAGE COMMON SHARES AND COMMON SHARE
  EQUIVALENTS OUTSTANDING...............................   13,641,558    8,717,912    6,377,564
                                                          ===========   ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                               CUMULATIVE                     NOTE
                                                                                 FOREIGN                   RECEIVABLE
                                              COMMON STOCK        ADDITIONAL    CURRENCY                      FOR
                                         ----------------------    PAID-IN     TRANSLATION   ACCUMULATED     COMMON
                                           SHARES     PAR VALUE    CAPITAL     ADJUSTMENT      DEFICIT       STOCK
                                         ----------   ---------   ----------   -----------   -----------   ----------
BALANCE, August 31, 1994...............   6,667,437     $ 67       $13,217         $--        $ (6,791)       $(57)
 Interest on note receivable for common
   stock...............................          --       --            --          --              --          (3)
 Net loss..............................          --       --            --          --          (3,092)         --
                                         ----------      ---       -------          --        --------         ---
BALANCE, August 31, 1995...............   6,667,437       67        13,217          --          (9,883)        (60)
 Shares issued under employment
   agreement...........................     459,333        4           182          --              --          --
 Compensation expense..................          --       --            --          --              --          --
 Shares issued in connection with
   acquisitions........................   1,551,455       16         3,743          --              --          --
 Shares issued as employee bonus.......      25,000       --            13          --              --          --
 Shares sold with warrants attached....   1,500,000       15           897          --              --          --
 Exercise of warrants..................   1,000,000       10         1,490          --              --          --
 Shares sold...........................      83,333        1           249          --              --          --
 Shares issued under option exercise...      16,500       --            37          --              --          --
 Debentures converted into shares......     828,289        8         1,652          --              --          --
 Compensation accrual for stock
   grant...............................          --       --           400          --              --          --
 Interest on note receivable for common
   stock...............................          --       --            --          --              --          (3)
 Foreign currency translation
   adjustment..........................          --       --            --          24              --          --
 Net loss..............................          --       --            --          --          (3,892)         --
                                         ----------      ---       -------          --        --------         ---
BALANCE, August 31, 1996...............  12,131,347      121        21,880          24         (13,775)        (63)
 Compensation expense, net.............          --       --            47          --              --          --
 Shares issued in connection with
   acquisitions........................       4,650       --            18          --              --          --
 Shares issued in settlement of
   lawsuit.............................      77,922        1            41          --              --          --
 Shares issued in settlement of
   payables............................     429,570        4           367          --              --          --
 Shares sold, including 289,873
   treasury shares.....................   1,543,231       16           151          --              --          --
 Shares issued under stock grant.......     500,000        5            (5)         --              --          --
 Debentures converted into shares......   2,841,773       28         2,770          --              --          --
 Shares contributed to 401(k) plan.....      42,528        1            38          --              --          --
 Interest on note receivable for common
   stock...............................          --       --            --          --              --          (3)
 Foreign currency translation
   adjustment..........................          --       --            --          25              --          --
 Unrealized loss on available for sale
   securities..........................          --       --            --          --              --          --
 Net loss..............................          --       --            --          --          (9,921)         --
                                         ----------      ---       -------          --        --------         ---
BALANCE, August 31, 1997...............  17,571,021     $176       $25,307         $49        $(23,696)       $(66)
                                         ==========      ===       =======          ==        ========         ===

                                                        UNREALIZED
                                                         LOSS ON
                                                        AVAILABLE
                                           DEFERRED      FOR SALE    TREASURY
                                         COMPENSATION   SECURITIES    STOCK      TOTAL
                                         ------------   ----------   --------   -------
BALANCE, August 31, 1994...............     $  --         $  --      $(1,028)   $ 5,408
 Interest on note receivable for common
   stock...............................        --            --           --         (3)
 Net loss..............................        --            --           --     (3,092)
                                            -----         -----      -------    -------
BALANCE, August 31, 1995...............        --            --       (1,028)     2,313
 Shares issued under employment
   agreement...........................      (186)           --           --         --
 Compensation expense..................        40            --           --         40
 Shares issued in connection with
   acquisitions........................        --            --           --      3,759
 Shares issued as employee bonus.......        --            --           --         13
 Shares sold with warrants attached....        --            --           --        912
 Exercise of warrants..................        --            --           --      1,500
 Shares sold...........................        --            --           --        250
 Shares issued under option exercise...        --            --           --         37
 Debentures converted into shares......        --            --           --      1,660
 Compensation accrual for stock
   grant...............................        --            --           --        400
 Interest on note receivable for common
   stock...............................        --            --           --         (3)
 Foreign currency translation
   adjustment..........................        --            --           --         24
 Net loss..............................        --            --           --     (3,892)
                                            -----         -----      -------    -------
BALANCE, August 31, 1996...............      (146)           --       (1,028)     7,013
 Compensation expense, net.............       145            --           --        192
 Shares issued in connection with
   acquisitions........................        --            --           --         18
 Shares issued in settlement of
   lawsuit.............................        --            --           --         42
 Shares issued in settlement of
   payables............................        --            --           --        371
 Shares sold, including 289,873
   treasury shares.....................        --            --        1,028      1,195
 Shares issued under stock grant.......        --            --           --         --
 Debentures converted into shares......        --            --           --      2,798
 Shares contributed to 401(k) plan.....        --            --           --         39
 Interest on note receivable for common
   stock...............................        --            --           --         (3)
 Foreign currency translation
   adjustment..........................        --            --           --         25
 Unrealized loss on available for sale
   securities..........................        --          (300)          --       (300)
 Net loss..............................        --            --           --     (9,921)
                                            -----         -----      -------    -------
BALANCE, August 31, 1997...............     $  (1)        $(300)     $    --    $ 1,469
                                            =====         =====      =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                               1997        1996        1995
                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.................................................  $ (9,921)   $ (3,892)   $ (3,092)
  (Income) loss from discontinued operations...............        --      (1,378)      3,791
  Cumulative effect of a change in accounting principle....        --          --      (1,139)
                                                             --------    --------    --------
          Loss from continuing operations..................    (9,921)     (5,270)       (440)
  Adjustments to reconcile net loss to net cash used in
     operating activities --
     Depreciation and amortization.........................     2,384       1,401         959
     (Gain) loss on sale of assets.........................       534          12      (1,320)
     Noncash compensation expense..........................       145         454          --
     Loss on write-down of assets..........................     2,178          --          --
     Other noncash expenses................................       421          46         109
  Net change in operating assets and liabilities --
     Receivables, net......................................      (487)     (1,000)        327
     Parts and supplies....................................      (545)       (985)         11
     Prepaid expenses and other............................       468        (131)         43
     Accounts and notes payable, trade.....................     2,699       2,191        (733)
     Accrued liabilities and other.........................      (612)      1,734        (124)
                                                             --------    --------    --------
          Net cash used in continuing operating
            activities.....................................    (2,736)     (1,548)     (1,168)
                                                             --------    --------    --------
CASH FLOWS FROM DISCONTINUED OPERATIONS:
  Income (loss) from discontinued operations...............        --       1,378      (3,791)
  Add (deduct) --
     Depreciation expense..................................        --          --         250
     Asset additions.......................................        --          --         (27)
     Write-down of costs...................................        --          --       3,002
     Accrued liabilities, estimated operating cost for
       disposal............................................        --        (510)        510
     Gain on sale of discontinued operations...............        --      (1,400)         --
                                                             --------    --------    --------
          Net cash used in discontinued operations.........        --        (532)        (56)
                                                             --------    --------    --------
          Net cash used in operating activities............    (2,736)     (2,080)     (1,224)
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment......................    (3,595)     (6,430)       (293)
  Acquisitions, net of cash acquired.......................        --      (2,471)         --
  Other asset additions....................................        10      (1,696)         --
  Proceeds from asset sales and notes receivable...........       965          19       2,700
                                                             --------    --------    --------
          Net cash provided by (used in) investing
            activities.....................................    (2,620)    (10,578)      2,407
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of long-term debt.....................   (18,159)     (4,051)    (10,410)
  Financing and debt collateral payments...................        --        (926)       (225)
  Proceeds from long-term debt borrowings..................    21,764       3,673       9,677
  Proceeds from convertible debentures.....................        --      10,950          --
  Bank overdraft...........................................       162         530         (45)
  Proceeds from issuance of common stock...................     1,195       2,700          --
                                                             --------    --------    --------
          Net cash provided by (used in) financing
            activities.....................................     4,962      12,876      (1,003)
                                                             --------    --------    --------
CASH AND CASH EQUIVALENTS:
  Increase (decrease)......................................      (394)        218         180
  Beginning of year........................................       398         180          --
                                                             --------    --------    --------
  End of year..............................................  $      4    $    398    $    180
                                                             ========    ========    ========

                                                               1997        1996        1995
                                                             --------    --------    --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for --
     Interest..............................................  $  1,762    $    458    $    472
                                                             ========    ========    ========
     Income taxes..........................................  $     --    $     --    $     --
                                                             ========    ========    ========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Assets acquired in connection with acquisitions..........  $    845    $  9,636    $    205
                                                             ========    ========    ========
  Liabilities assumed in connection with acquisitions......  $    845    $  1,690    $     --
                                                             ========    ========    ========
  Common stock issued in connection with acquisitions......  $     18    $  3,759    $     --
                                                             ========    ========    ========
  Debt incurred in connection with acquisitions............  $     --    $  2,177    $     --
                                                             ========    ========    ========
  Capital lease obligations incurred.......................  $     36    $    294    $     --
                                                             ========    ========    ========
  Common stock issued in connection with debenture
     conversions...........................................  $  2,798    $  1,660    $     --
                                                             ========    ========    ========
  Common stock issued to officers, directors and
     employees.............................................  $    400    $    346    $     --
                                                             ========    ========    ========
  Common stock issued in settlement of lawsuit.............  $     42    $     --    $     --
                                                             ========    ========    ========
  Common stock issued in settlement of payables............  $    371    $     --    $     --
                                                             ========    ========    ========
  Common stock contributed to 401(k) plan..................  $     39    $     --    $     --
                                                             ========    ========    ========
  Sale of discontinued operations in exchange for shares of
     Titan stock...........................................  $     --    $  1,400    $     --
                                                             ========    ========    ========
  Compensation accrual for stock grant.....................  $     --    $    400    $     --
                                                             ========    ========    ========
  Unrealized loss on available for sale securities.........  $    300    $     --    $     --
                                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)

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

  Business

     The Company specializes in the downhole recovery of unwanted obstructions in the bore holes of oil and gas wells through the utilization of specifically designed tools, known as "fishing tools." The Company is engaged in the business of renting fishing tools as well as providing supervisory personnel for fishing operations. The Company also rents specialized oilfield equipment such as pressure control equipment, tools, pipe, tubing and whipstocks used in the drilling, completion and workover of wells. As of August 31, 1997, the Company operated out of its principal executive offices in Houston, Texas, its administrative headquarters in Alice, Texas, and "stores" located in Texas, Louisiana, Oklahoma, Arkansas, Illinois and Mississippi. The Company also operates in the United Kingdom (UK) through certain acquisitions during fiscal 1996 as discussed in Note 15.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

  Parts and Supplies

     Parts and supplies for the manufacturing and repair of rental tools and parts used in conjunction with the rental of tools are stated at the lower of average cost or market with cost determined by the first-in, first-out method. These parts and supplies have been classified as a current asset on the accompanying consolidated balance sheets consistent with industry practice. (See
Note 17.)

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

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

  Long-Lived Assets

     Effective for the fiscal year beginning September 1, 1996, the Company has adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires an assessment of the recoverability of the Company's investment in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may not be recoverable. Such assessment requires that the future cash flows associated with the long-lived assets be estimated over their remaining useful lives and an impairment loss be recognized when the future cash flows are less than the carrying value of such assets. As of August 31, 1997, the Company has determined that the estimated future cash flows associated with its long-lived assets used in operations are greater than the carrying value of such assets and that no impairment loss is required.

     Property not in service (Note 4) is recorded at the lower of cost or estimated market value. During the year ended August 31, 1997, the Company determined that its property not in service required an impairment loss of approximately $260 to reflect its estimated market value. Property not in service is comprised primarily of oilfield service equipment.

  Foreign Currency Translation

     Foreign subsidiaries translate monetary assets and liabilities at year-end exchange rates and nonmonetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year. Gains or losses from changes in exchange rates are recognized in income in the year of occurrence. Adjustments resulting from these translations are reflected in stockholders' equity as foreign currency translation adjustments.

  Fair Value of Financial Instruments

     The estimated fair values of the Company's financial instruments have been determined by the Company using appropriate valuation methodologies and approximate their recorded book values. The carrying values of the Company's cash and cash equivalents, receivables, available for sale securities, accounts payable, debt and other financial instruments approximate their fair values.

  Revenue Recognition

     Revenues are recorded when services have been provided or products have been delivered.

  Concentration of Credit Risk

     The Company provides equipment and services to the oil and gas industries. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses have not exceeded management's expectations.

  Income Taxes

     The Company accounts for income taxes using SFAS No. 109, "Accounting for Income Taxes," which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carryforwards. Deferred tax expense or benefit is recognized as a result of the changes in the assets and liabilities during the year. The Company has established a valuation allowance equal to its net domestic deferred tax asset.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

  Loss Per Share

     Loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during each year. Common stock equivalents, which consist of options and warrants, were excluded from the computation of the weighted average number of common shares outstanding because their effect was antidilutive.

  New Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in June 1996. This statement provides accounting and reporting standards for, among other things, the transfer and servicing of financial assets. This statement is effective for transactions occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125." SFAS No. 127 postpones some, but not all, of the provisions of SFAS No. 125 to December 31, 1997. The Company believes the adoption of these statements will not have an impact on the financial condition or results of operations of the Company.

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" (EPS). SFAS No. 128 replaces the presentation of Primary EPS with Basic EPS and requires dual presentation of Basic and Diluted EPS on the face of the statements of operations and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is computed similarly to Fully Diluted EPS pursuant to Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS No. 128 is effective for financial statements issued after December 15, 1997, and earlier application is not permitted. SFAS No. 128 requires restatement of all prior period EPS data presented. Management has determined that SFAS No. 128 will not impact EPS for the years ended August 31, 1997, 1996 and 1995, because common stock equivalents were excluded from the computation as their effect was antidilutive.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and requires reclassification of comparative financial statements for earlier periods. Management of the Company believes that the adoption of SFAS No. 130 will result in the presentation of comprehensive income (loss) that differs from net income
(loss) as presented in the accompanying financial statements to the extent of foreign currency translation adjustments and unrealized gains (losses) on available for sale securities as shown in the accompanying consolidated statements of stockholders' equity.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier periods is to be restated.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

2. FUTURE OPERATIONS, LIQUIDITY, CAPITAL RESOURCES AND VULNERABILITY DUE TO CERTAIN CONCENTRATIONS:

     The accompanying consolidated financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. During the years ended August 31, 1997, 1996 and 1995, the Company incurred net losses from continuing operations of $9,921, $5,270 and $440, respectively, and had negative cash flows from continuing operating activities of $2,736, $1,548 and $1,168, respectively. These losses have been funded primarily through issuances of common stock and convertible debentures and debt financing. As discussed in Note 6, the Company was not in compliance with certain of its debt covenants. At August 31, 1997, the Company had negative working capital, primarily as a result of the current classification of its debt with the lender discussed in Note 6. Subsequent to August 31, 1997, the Company was able to obtain certain additional capital resources (see Note 19); however, these resources are limited and may not be sufficient to support its ongoing operations until such time as the Company is able to generate positive cash flows from operations. There is no assurance the Company will be able to achieve future positive cash flows sufficient to support operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its customers, its ability to obtain capital resources to support operations and its ability to successfully market its products and services. If the Company is unable to obtain additional capital resources, or if the funds obtained in such efforts are not adequate to support the Company until a successful level of operations is attained, the Company would likely be unable to continue operating as a going concern.

     The Company has taken steps to improve its 1998 fiscal year operating results. In April 1997, the Company commenced a major cost reduction program which included a 10 percent reduction in personnel, closing two of its unsuccessful operating locations in North Louisiana, the sale of certain nonproductive equipment to reduce debt, resolving the litigation involving its convertible debenture holders and substantially reducing general and administrative expenses. This cost reduction program had a positive impact on the quarter ended August 31, 1997.

     Subsequent to August 31, 1997, a $2,500 bridge loan (Note 19) was obtained from a financial partner with the intention of providing additional capital for acquisitions and expansion of the Company's business. The Company, in October 1997, signed a letter of intent to purchase Fishing Tools, Inc. (FTI) (Note 19), for $6,500 cash and $1,000 in stock. The closing of this transaction is subject to normal due diligence being completed, as well as the Company's ability to obtain capital at an adequate cost. The Company has entered into a letter of intent with the financial partner, which includes providing $8,000 in equity capital, as well as converting the bridge loan into equity. The closing of these transactions will increase the Company's equity to approximately $20,000 with stronger liquidity ratios. FTI's revenues were $6,200 in 1996. FTI has historically been a profitable company with strong cash flow and is anticipated to have a positive impact on the Company's future net income and cash flow.

     The Company is also in discussions with its financial institution lender to modify or amend its debt agreements with such lender, which would put the Company back in compliance with certain of the financial covenants contained in the lending agreements (Note 6). This would allow the Company to reclassify substantially all of such lender's debt as long term rather than current. The Company is also negotiating to increase the Company's borrowing capacity in connection with its pending acquisition and private placement.

     The Company's management believes that it is likely the Company's operating results for fiscal 1998 will significantly improve over fiscal 1997 and will generate sufficient working capital to sustain its operations throughout the year. However, there are no assurances that the Company can achieve such operating improvements.

     Also, the Company's products and services are marketed under highly competitive conditions. Products and services similar to those provided by the Company are available from competitors in the U.S. and foreign markets, many with greater financial resources than those of the Company. Approximately 24 percent and

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

9 percent of the Company's net sales for the years ended August 31, 1997 and 1996, respectively, and 34 percent and 23 percent of its total assets at August 31, 1997 and 1996, respectively, are attributable to foreign operations as described in Note 16.

     Approximately 3 percent and 5 percent of the Company's total assets and 54 percent and 20 percent of its total stockholders' equity at August 31, 1997 and 1996, respectively, relate to the Company's available for sale securities related to Titan Resources, Inc. (Titan), as described in Note 3. While management of the Company believes such amounts are recorded at their fair market values based upon quoted sales prices for Titan at August 31, 1997 and 1996, due to the thinly traded nature and volatility of this security, there can be no assurance that the Company will realize the book value of its Titan related investments. The inability of the Company to realize its Titan related investments could have a material adverse effect on the Company's future results of operations and its financial position. At October 17, 1997, the last quoted sales price for Titan was $.47 per share.

3. DISCONTINUED -- AZERBAIJAN OPERATIONS:

     The Company commenced the establishment of operations in Azerbaijan and other former republics of the Soviet Union in April of 1992. Such operations were started based on a purported agreement between MegaOil USA/Vista Joint Venture (Mega) and Azerbaijan Oil Company, an arm of the Government of Azerbaijan. It was subsequently determined that such agreement was not valid and management actions were taken to protect the Company's assets and costs incurred in this area by forming a new joint venture "Baku-Ponder Services JV." This entity was registered to do business in Azerbaijan. Also, Ponder International Services, Inc. (PISI), a wholly owned subsidiary, was formed. PISI contracted with the State Oil Company of Azerbaijan (SOCAR) to perform services and rent and sell equipment for the workover of onshore and offshore oil and gas wells. PISI performed jobs for SOCAR during fiscal 1995 but was unsuccessful in obtaining full payment for services. Consequently, the service work was terminated and future work was questionable under the contract. Work for other entities in the region was not sufficient to result in profitable operations for this segment of the Company.

     A provision in one of the Company's loan agreements required management to determine if its Azerbaijan operation would achieve financial stability by December 31, 1995. Management's evaluation of the operation was that it was in the Company's best interest to discontinue operations in this region. Attempts were made to dispose of or enter into joint arrangements with third parties with greater financial resources to obtain value for these operations. By November 1995, none of these attempts resulted in any reasonable expectation of being able to complete a disposition or arrangement with a third party. Accordingly, management concluded to write off all cost of assets in Azerbaijan as of August 31, 1995 ($3,002), and to provide an additional $510 to cover operations through August 31, 1995, and during the estimated period to complete their discontinuance.

     In February of 1996, the Company sold its operations in Azerbaijan to Titan for 2,000,000 shares of Titan stock and recognized a gain of $1,400. The Company sold 500,000 shares of Titan stock to an investment company for a $500 receivable. The remaining 1,500,000 shares of Titan stock were valued at an estimated fair market value of $900 ($.60 per share). During the year ended August 31, 1997, the investment company returned the 500,000 shares of Titan stock in settlement of its receivable. The Titan stock was estimated to have a fair market value of $200 when returned resulting in a loss of $300. The Titan stock is shown as available for sale securities on the accompanying consolidated balance sheets at August 31, 1997 and 1996, in accordance with the guidelines of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At August 31, 1996, the estimated fair market value of Titan was $.60 per share and, thus, no unrealized holding gain or loss was reported as a separate component of stockholders' equity. At August 31, 1997, the estimated fair market value of Titan was $.40 per share and an unrealized holding loss of $300 is reported as a separate component of stockholders' equity.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

4. PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following:

                                                            AUGUST 31
                                                        -----------------
                                                         1997      1996      ASSET LIFE
                                                        -------   -------   ------------
Property not in service...............................  $   641   $   969
Land..................................................      188       205
Buildings and improvements............................    1,645     1,848       20 years
Rental tools and equipment............................   24,468    21,733   5 - 10 years
Shop equipment and tools..............................    1,954     1,894        5 years
Transportation equipment..............................    1,742     1,694    3 - 5 years
Furniture and fixtures................................      621       534        5 years
Capital leases........................................      124       263    3 - 5 years
                                                        -------   -------
                                                        $31,383   $29,140
                                                        =======   =======

     During May of 1995, the Company conducted an auction of certain rental tools and equipment. Such sale resulted in proceeds of approximately $2,658 and a gain on disposition of assets of approximately $1,358. During June of 1997, the Company conducted an auction of certain rental tools and equipment. Such sale resulted in proceeds of approximately $750 and a loss on disposition of assets of approximately $274, including $150 resulting from the issuance of approximately 150,000 shares of the Company's common stock in settlement of a payable owed to the auction company. The common stock was valued at the carrying value of the payable which approximated the fair market value of the common stock.

5. ACCOUNTS AND NOTES PAYABLE, ACCRUED LIABILITIES AND OTHER:

     Included in accounts and notes payable-trade on the accompanying balance sheet at August 31, 1996, is a $502 note payable. This note was for insurance and was due in equal monthly installments during the 1997 fiscal year.

     Accrued liabilities and other consist of the following:

                                                                 AUGUST 31
                                                              ---------------
                                                               1997     1996
                                                              ------   ------
Accrued bonuses.............................................  $    9   $  350
Accrued legal and professional fees.........................     476      850
Accrued interest expense....................................      31       27
Accrued taxes...............................................     355      190
Accrued insurance expense...................................     201      150
Accrued consulting fees.....................................     107      107
Accrued commissions.........................................      --      124
Bank overdraft..............................................     692      530
Other.......................................................     332      325
                                                              ------   ------
                                                              $2,203   $2,653
                                                              ======   ======

     Included in other long-term liabilities at August 31, 1997 and 1996, is $676 and $254, respectively, of accrued interest expense related to the convertible debentures described in Note 7.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

6. LONG-TERM DEBT, INCLUDING CAPITAL LEASE OBLIGATIONS:

     Long-term debt consists of the following:

                                                                  AUGUST 31
                                                              -----------------
                                                               1997      1996
                                                              -------   -------
Notes payable --
  Term loan with financial institution......................  $ 3,384   $    --
  Inventory revolver with financial institution.............    2,500        --
  Receivable revolver with financial institution............    1,425        --
  Bank term note............................................       --     2,174
  Real estate...............................................       68        72
  Bank note assumed in Bosco acquisition....................       --       650
  Bosco.....................................................      330       550
  Bank note to fund Apex Tool acquisition...................       --       176
  Apex Tool.................................................       --       200
  Capital lease obligations and vehicle notes...............    1,478     1,392
  Related-party promissory note.............................       --       327
  Former officer............................................      172        --
                                                              -------   -------
                                                                9,357     5,541
  Less -- Current maturities................................   (8,687)   (1,393)
                                                              -------   -------
Long-term debt, excluding current maturities................  $   670   $ 4,148
                                                              =======   =======

     Maturities of long-term debt as of August 31, 1997, were as follows:


1998...............................................   $8,687
1999...............................................      569
2000...............................................       39
2001...............................................        9
2002...............................................        5
Thereafter.........................................       48
                                                      ------
                                                      $9,357
                                                      ======

     On July 27, 1995, the Company signed a revolving loan agreement with a bank. The revolving line of credit bore interest at 2.5 percent above a defined reference lending rate. At August 31, 1996 and 1995, the Company had $0 and $200, respectively, borrowed against this line of credit that provided a maximum borrowing limit of $500. Borrowings were further limited to 80 percent of certain defined accounts receivable, up to the maximum limit. The line of credit was secured under the same agreement as the long-term note payable to the same lender as described below. Also as discussed below, the Company was not in compliance with certain of the lender's required covenants at August 31, 1996. Subsequent to August 31, 1996, the line of credit and the note payable were replaced with new financing. The weighted average interest rates on these short-term borrowings were 9.3 percent and 11.5 percent, respectively, for the years ended August 31, 1996 and 1995.

     On July 27, 1995, the Company entered into a loan agreement with this bank that provided both a revolving line of credit and a term facility. See above for a description of the revolving credit line. The term note bore interest at 2.5 percent above a reference rate (8.25 percent at August 31, 1996) and was payable in monthly installments of $55 commencing December of 1995. The agreement was to remain in force for a

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES three-year period. Both the revolving and term notes were secured by the Company's assets, not otherwise pledged as collateral under other debt agreements and were guaranteed by the Company's former chairman of the board and chief executive officer, the Company's former president and one of the Company's subsidiaries. The agreement contained covenants for compliance with reporting and prompt payment of certain items and required prior approval from the lender before entering into certain transactions. At August 31, 1996, and subsequent thereto, the Company was not in compliance with certain of the agreement's covenants and, thus, was in technical default on the term note. During the year ended August 31, 1997, the Company obtained new financing from a lender and paid off the term note. Accordingly, the term note described above has been classified in accordance with the terms of the new financing on the accompanying balance sheet at August 31, 1996.

     The new financing provides for a $2.5 million inventory based line of credit (Inventory Revolver), a $4 million receivable based revolver (Receivable Revolver) and a $3.5 million term loan (Term Loan) (collectively "Notes"). The Inventory Revolver allows for periodic borrowings, repayments and reborrowings up to the lesser of $2.5 million or an inventory and rental tools supported Borrowing Base, as defined, provides for monthly interest payments at a variable rate (15 percent at August 31, 1997) and matures in full in November 2001. The Receivable Revolver allows the Company to borrow up to $4 million of its eligible accounts receivable at a discount rate equal to the higher of 7 percent or the Base Rate, as defined, plus 5.5 percent (14 percent at August 31, 1997). The Term Loan allows for borrowings up to the lesser of $3.5 million or the Borrowing Base less the outstanding principal balance of the Inventory Revolver. The Term Loan bears interest at a variable rate (15 percent at August 31, 1997) and required monthly payments of interest only through May 1997. Beginning in June 1997, the Term Loan requires monthly principal and interest payments of $83 through May 2002 with a final payment of all unpaid principal and interest due in June 2002. The Notes are secured by substantially all of the assets of the Company and prohibit the payment of dividends on the Company's common stock. The loan agreement under the Notes requires compliance with various covenants including maintenance of a debt service coverage ratio, as defined, of 1.15:1 as of the fiscal quarter ended August 31, 1997, and increasing to 1.25:1 for each quarter ending November 30, 1997, through May 31, 1998, and 1.5:1 for the quarters ending August 31, 1998, and thereafter. Additionally, the Company must maintain a tangible net worth, as defined and amended, of not less than $10.5 million at all times. The tangible net worth requirement allows subordinated indebtedness, as defined, to be treated as a component of net worth. For purposes of this requirement, the convertible debentures as described in Note 7 are treated as tangible net worth. As a result of continuing operating losses during the year ended August 31, 1997, certain of the Company's covenants were not met at August 31, 1997, and, accordingly, all amounts due this financial institution have been classified as current on the accompanying balance sheet at August 31, 1997. Management of the Company is currently discussing these covenant violations with the financial institution and believes that it may be able to obtain a waiver or further amendments to the agreement to permit long-term classification. There can be no assurance that such waiver or amendments will be obtained.

     The real estate note is to an individual, bears interest at 6.5 percent and is payable in monthly installments of $0.8, including interest, through October of 2009. The note is secured by land and a building.

     The bank note assumed in the Bosco acquisition (see Note 15) bore interest at 8.25 percent and matured in December 1996. The Bosco note represents amounts due certain creditors of Bosco.

     The bank note to fund the Apex Tool acquisition (see Note 15) bore interest at 2.5 percent above a reference rate (8.25 percent at August 31, 1996) and was secured by certain real estate in Oklahoma. This note was paid in full during the fiscal year ended August 31, 1997. The Apex Tool note was assumed in the acquisition (see Note 15).

     The Company leases vehicles and equipment under capital lease obligations that have varying terms from 24 to 59 months. Minimum lease payments are capitalized at implicit rates ranging from 9.8 percent to

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

11.5 percent. The vehicle notes payable have varying terms from 12 to 48 months and bear interest at rates ranging from 4.8 percent to 15.8 percent.

     The related-party promissory note was issued by the Company in the Armstrong acquisition (see Note 15), is noninterest bearing and has no stated maturity date. During the year ended August 31, 1997, the Company entered into an agreement for a final payment under this note as discussed below.

     During the year ended August 31, 1997, the Company's president and chief executive officer resigned. The Company and the former officer entered into an agreement in May 1997 whereby the Company agreed to a final payment schedule for its September 1995 purchase of Armstrong Tool, Inc. (see Note 15), which was previously wholly owned by the former officer and his spouse. Additionally, the agreement stipulated the payout provisions under the former officer's employment agreement entered into in September of 1995 and the cancellation of an option held by the former officer to purchase 145,455 shares of the Company's common stock. The final payment schedule for the purchase of Armstrong Tool, Inc., requiring monthly payments of approximately $12 through August 1998 (subsequently settled through the issuance of common stock as described below), and the severance agreement payments of approximately $8 per month through August 1999, are both noninterest bearing. The Company has imputed interest on the severance agreement payments at 15 percent per annum, its estimated incremental borrowing rate. As a result of the agreement entered into with the former officer, as well as the acceleration of deferred compensation associated with an award of 459,333 shares of the Company's common stock to the former officer in fiscal 1996, the Company was required to accrue for and recognize approximately $450 in compensation expense during the year ended August 31, 1997. In August 1997, indebtedness to the former officer of $219, including interest, related to the purchase of Armstrong Tool, Inc., was settled through the issuance of approximately 280,000 shares of the Company's common stock. The common stock was valued at the carrying value of the indebtedness which approximated the fair market value of the common stock.

7. CONVERTIBLE DEBENTURES:

     Effective April 26, 1996, the Company completed a $10,950 placement of eight percent convertible debentures. The debenture issue resulted in proceeds of $9,855, net of issuance costs. Issuance costs are a component of deferred assets on the consolidated balance sheet and are being amortized over a three-year period. As of August 31, 1997 and 1996, debentures in the aggregate principal amount of $4,570 and $1,800, respectively, had been converted into 3,670,062 and 828,289 shares of common stock, respectively. As discussed in Note 13, claims and counterclaims were filed between certain convertible debenture holders and the Company. In September 1997, the Company and the holders of the then outstanding convertible debentures entered into a settlement agreement whereby all of the then outstanding convertible debentures were converted into shares of the Company's common stock as further described in Note 13.

8. EMPLOYEE STOCK PLANS:

     In June 1992, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-8 registering 859,740 shares of common stock for various stock option plans. The shares have been registered as follows:
200,000 shares to Incentive Stock Option Plan; 200,000 shares to Non-Qualified Stock Option Plan; 200,000 shares to Stock Bonus Plan; and 259,740 shares to the 1989 Keyman Stock Option Plan.

     On March 1, 1994, shareholders approved the 1994 Incentive Stock Option Plan (Incentive Plan) and 1994 Directors' Stock Option Plan (Directors' Plan). In August 1995, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-8 registering 500,000 shares of common stock as follows: 250,000 shares to the Incentive Plan and 250,000 shares to the Directors' Plan. The Incentive Plan provides that options may be granted to employees for up to 250,000 shares. Any one employee is limited

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES to $100 of fair market value of stock at the time the option is granted. The purchase price of each option shall not be less than 100 percent of the fair market value of the Company's stock at the time the option is granted. The Directors' Plan provides that an option to acquire 5,500 shares be granted to each director of the Company as of the annual stockholders' meeting date in the years 1994 through 1998. The option price is the fair market value of the Company's stock at the time of the grant. The options are exercisable when granted. The aggregate number of shares that may be granted under this plan is limited to 250,000 shares.

     A summary of activity in the 1994 Directors' Plan is set forth below:

                                                            TOTAL                EXERCISE
                                                            SHARES                 PRICE
                                                           RESERVED   ACTIVITY   PER SHARE
                                                           --------   --------   ---------
Balances, August 31, 1994................................  217,000     33,000
  Granted................................................  (44,000)    44,000     $1.0156
                                                           -------
Balances, August 31, 1995................................  173,000     77,000
  Granted................................................  (49,500)    49,500     $3.6875
  Exercised..............................................       --     (5,500)    $2.1875
  Exercised..............................................       --     (5,500)    $1.0156
  Exercised..............................................       --     (5,500)    $3.6875
                                                           -------    -------
Balances, August 31, 1996................................  123,500    110,000
  Granted................................................  (44,000)    44,000     $1.0938
                                                           -------    -------
Balances, August 31, 1997................................   79,500    154,000
                                                           =======    =======
Issued and exercisable, August 31, 1997
  1994 grants............................................              27,500     $2.1875
  1995 grants............................................              38,500     $1.0156
  1996 grants............................................              44,000     $3.6875
  1997 grants............................................              44,000     $1.0938
                                                                      -------
                                                                      154,000
                                                                      =======

     In October 1996, options to acquire 455,000 shares of the Company's common stock at an exercise price of $1.75 per share were granted to certain key employees of the Company. The options vest at the rate of 20 percent per year and expire 10 years from date of grant. During the year ended August 31, 1997, 160,000 of these options were forfeited. At August 31, 1997, 295,000 of these options were outstanding with none exercisable.

     In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued. SFAS No. 123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, SFAS No. 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Entities electing to remain with the accounting prescribed by APB No. 25, as the Company has, must make pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value based method recommended by SFAS No. 123 had been applied. The impact of SFAS No. 123 on the Company's pro forma disclosures of net loss and net loss per share as if the fair value based method of accounting under SFAS No. 123 had been applied were not significant.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

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

     During the year ended August 31, 1997, stockholders of the Company approved the adoption of the 1997 Long-Term Incentive Plan (1997 Incentive Plan). The 1997 Incentive Plan is intended to advance the best interests of the Company, its subsidiaries and its stockholders by attracting, retaining and motivating key employees. The 1997 Incentive Plan provides for the grant of stock options (which may be nonqualified stock options or incentive stock options for tax purposes), stock appreciation rights issued independent of or in tandem with such options, restricted stock awards and performance awards to certain key employees of the Company and its subsidiaries.

9.  INCOME TAXES:

     The Company accounts for income taxes in accordance with the requirements of SFAS No. 109. Under the provisions of SFAS No. 109, an entity recognizes deferred tax assets and liabilities for future tax consequences of events that have already been recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law; the effect of future changes in the tax laws or rates are not anticipated.

     The net deferred tax assets (liabilities) include the following components:

                                                               1997       1996
                                                              -------    -------
Deferred tax assets --
  Net operating loss carryforwards..........................  $ 8,126    $ 4,315
  Tax credit carryforwards..................................      211        624
  Property and equipment....................................       --        145
  Allowance for receivables.................................      278         75
  Liabilities...............................................      216        464
                                                              -------    -------
          Gross deferred tax assets.........................    8,831      5,623
Deferred tax liabilities --
  Property and equipment (domestic).........................     (114)        --
  Property and equipment (foreign)..........................     (881)      (233)
                                                              -------    -------
                                                                7,836      5,390
Total valuation allowance...................................   (8,717)    (5,623)
                                                              -------    -------
Net deferred tax liabilities................................  $  (881)   $  (233)
                                                              =======    =======

     Income tax expense (all foreign) for the fiscal years ended August 31, 1997 and 1996, was $0 and $67, respectively, and relates to taxes on the Company's UK operations related to 1996 acquisitions as discussed in Note 15. The deferred taxes payable are the result of book and tax basis differentials existing at the date of the UK acquisitions.

     At August 31, 1997, the Company had net operating loss (NOL) carryforwards of approximately $23,900 for income tax purposes. Such losses will expire in the years ending August 31, 2007 ($2,404), 2008 ($1,796), 2009 ($3,668), 2010
($2,704), 2011 ($5,149) and 2012 ($8,179). The Company has approximately $86 of unused foreign income tax credits and unused investment tax credit carryforwards of approximately $125 to

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES reduce future income taxes payable. The Company must first use its available NOL carryforwards to offset future taxable income before utilizing its available tax credits.

     The Company's ability to use its NOL and tax credit carryforwards to offset future taxable income is subject to the restrictions of Section 382 of the Internal Revenue Code (Code). Section 382 of the Code provides for annual limitations on the utilization of the NOL and tax credit carryforwards when the beneficial stock ownership of a corporation changes by more than 50 percentage points within a three-year period (an Ownership Change). As of August 31, 1997, the Company had incurred an Ownership Change. Additionally, because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.

10. RELATED-PARTY TRANSACTIONS:

     Certain stockholders of the Company are also independent fishing tool operators who provided services to the Company on a commission basis. The Company incurred $1,176 and $1,483 of commission expense in 1996 and 1995, respectively, of which $38 and $594, respectively, were related to these individuals. Management of the Company believes these services were performed at rates consistent with those charged by independent third parties. In fiscal 1997, the Company conducted substantially all of its fishing tool operations with noncommissioned operators.

     The Company has debt with a former officer as discussed in Note 6.

     The Company has a note receivable from an employee totaling $66 and $63 at August 31, 1997 and 1996, respectively. The note relates to the purchase of shares of the Company's stock, earns interest at a rate of 6 percent annually and matures August 31, 1998. Interest earned on the note has been added to the principal balance on an annual basis.

11. OPERATING LEASES:

     The Company leases certain property and equipment under operating leases. Minimum payments for operating leases having initial or remaining noncancelable terms in excess of one year as of August 31, 1997, are as follows:

1998................................................    $210
1999................................................     158
2000................................................      16
2001................................................       1
2002................................................      --
                                                        ----
Total minimum lease payments........................    $385
                                                        ====

     Total rent expense for all operating leases amounted to $329, $81 and $62 for the years ended August 31, 1997, 1996 and 1995, respectively.

12. 401(K) EMPLOYEE BENEFIT PLAN:

     The Company has a 401(k) Employee Benefit Plan for employees that meet certain criteria. Company contributions to the plan are at the discretion of the board of directors. Employees may make voluntary contributions to the plan on their own behalf and direct how their accounts are invested. While the Company had accrued discretionary contributions in prior fiscal years, management of the Company determined during fiscal 1996 that such amounts would not be contributed to the 401(k) plan. Accordingly, approximately $105

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES relating to prior years' accruals was reversed into income during 1996. During the year ended August 31, 1997, the Company began contributing common stock to the 401(k) plan as discretionary contributions. For the year ended August 31, 1997, the Company recognized approximately $50 in expense associated with the 401(k) plan.

13. CONTINGENCIES:

     In October 1995, the Securities and Exchange Commission (the Commission) notified the Company that the staff of the Commission intended to recommend that the Commission institute a cease and desist proceeding against the Company and various former officers and directors of the Company on the basis of alleged violations of the Securities Act of 1934 (the Exchange Act), primarily related to the Company's accounting treatment with respect to revenue recognition for the Company's former operations in Azerbaijan in the Company's periodic reports filed with the Commission in late fiscal 1992 and fiscal 1993 and the Company's press release in August 1992 concerning the results of the Azerbaijan operations. In July 1997, the Commission accepted the Company's and the various former officers' and directors' offer of a noncash settlement whereby the Commission ordered that the Company and the various former officers and directors cease and desist from committing or causing any violations of the Exchange Act.

     The Company had been a defendant in a lawsuit filed by a former employee in December 1993 seeking damages for a wrongful termination. The suit sought approximately $317 in unpaid wages and value of $143 for 38,052 shares of stock he would have earned during the remainder of his contract term. In April 1997, a final judgment was issued whereby the former employee recovered the sum of $200 and 77,922 shares of restricted common stock of the Company was issued to the former employee. Included in general and administrative expenses for the year ended August 31, 1997, is $265 of settlement costs relating to disposition of this suit.

     In August 1996, a case was filed in the United States District Court for the Western District of New York alleging that the Company breached an obligation to convert certain debentures held by the plaintiff into the Company's common stock. In September 1997, the Company reached a settlement with those convertible debenture holders who had not previously converted their debentures whereby the Company agreed to convert all of such debenture holders' then outstanding debenture debt of approximately $7,060, including accrued interest, into 10,633,333 shares of the Company's common stock. The Company also agreed to issue to such debenture holders five-year warrants to purchase an additional 957,000 shares of the Company's common stock at $1 per share. At August 31, 1997, the Company had accrued approximately $100 as its estimate of the fair value of the warrants issued in settlement of this matter.

     In September 1997, a case was filed against the Company in the United States District Court for the Northern District of Georgia, Atlanta Division by the placement agent in the above-mentioned debenture offering, alleging that, in connection with such offering, the Company tortiously interfered with its business relationships, breached a Proprietary Information, Non-Circumvention and Indemnification Agreement between the Company and the placement agent, defamed the placement agent and engaged in conduct giving rise to an indemnification in favor of the placement agent. The plaintiff seeks actual damages in an amount not less than $1,000 per breach, exemplary damages in an amount not less than $2,500, interest, costs and attorney's fees. The Company has removed the case to federal court and filed counterclaims against the plaintiff. Although no assurances can be given, the Company believes it has meritorious defenses to the above action and intends to defend itself vigorously.

     The Company is also a party to additional claims and legal proceedings arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party, including those described above, would have a material adverse effect on the Company's financial statements; however, due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of precision and there can be no assurance that the

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES resolution of any particular claim or proceeding would not have an adverse effect on the Company's results of operations for the interim period in which such resolution occurred. The Company had accrued $500 at August 31, 1996, as its estimate of costs it expected to incur in defense of the above actions. At August 31, 1997, approximately $170 of the accrued amount was remaining.

14. EMPLOYMENT AGREEMENTS:

     Effective September 1, 1995, the Company entered into an employment agreement with the Company's former president and chief operating officer. Since July 1995, he had served the Company in such capacity without a contractual agreement. The agreement provided for an annual salary of $100 payable in monthly increments for four years. In addition, he received 459,333 shares of the Company's stock for services to be provided to the Company. This was recorded as deferred compensation and is shown as a separate component of stockholders' equity. Unearned compensation was being amortized to expense over a four-year period. As discussed in Note 6, the former officer resigned, and the Company was required to accelerate the recognition of the deferred compensation.

     In April 1996, the Company's former chairman of the board and chief executive officer was granted 500,000 shares of the Company's restricted common stock. At August 31, 1996, the Company had recognized $400 in compensation expense and additional paid-in capital associated with this stock grant.

     In connection with certain of the acquisitions described in Note 15, the Company entered into various employment agreements which provide for combined future compensation of approximately $164 and $54 in fiscal years 1998 and 1999, respectively.

15. ACQUISITIONS:

     The following describes acquisitions by the Company during the year ended August 31, 1996. The Company had no significant acquisitions during the years ended August 31, 1997 and 1995.

     Effective September 1995, the Company acquired certain assets and assumed certain liabilities of Armstrong Tool, Inc. (Armstrong). Armstrong was wholly owned by the Company's former president and his spouse. Consideration given for Armstrong was the issuance of a $400 promissory note to the Company's former president plus assumption of various notes payable of approximately $450. The $450 in notes payable were paid during the year ended August 31, 1996. Armstrong is located in Fort Smith, Arkansas.

     Effective October 1995, the Company acquired certain real property, vehicles and rental tools and equipment from Apex Tool (Apex), a sole proprietorship. Apex is located in Healdton, Oklahoma, and provides fishing and rental tool services in the South Central Oklahoma and North Texas region. The assets were acquired for $600, of which $200 was paid at closing. The amount paid at closing was funded through borrowings from a commercial bank as described in Note 6. A $400 note payable, bearing interest at 9 percent per annum was paid in two installments of $200, due March 15, 1996 and 1997, to the owner of Apex.

     Effective April 1996, the Company completed the acquisition of Panther Oil Tools, (UK) Ltd. (Panther) (an English company), and substantially all of the assets of Villain Ltd. (Villain) (a Guernsey company) for $1,250 and 1,200,000 shares of the Company's restricted common stock which were valued on the date of issuance at $3,060.

     Effective May 1996, the Company acquired Runyon Oil Tools, Inc. (Olney, Illinois), and DiKor, Inc. (Carmi, Illinois), and effective March 1996, the Company acquired C&F Fishing Tools, Inc. (Maysville, Oklahoma), in separate transactions in consideration for an aggregate of $283 and 331,455 shares of the Company's restricted common stock which were valued on the date of issuance at approximately $640.

     Effective June 1996, the Company acquired substantially all of the assets of Reeled Tubular Components, Inc. (Houston, Texas), including the intellectual property rights to an obstruction removing device, for

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES a cash payment of $50 and 20,000 shares of the Company's restricted common stock which were valued at $60 on the date of issuance.

     Effective July 1996, the Company acquired all of the fixed assets of Brooks Oil Service Co., L.P., and Bosco Fishing and Rental Tools (Bosco) (Laurel, Mississippi) for an initial cash payment of $200 and the assumption of $1,200 in liabilities.

     In August 1996, the Company acquired all of the issued ordinary shares of Prime Pipe Limited (a UK company) for approximately $105 and the issuance of 4,650 shares of the Company's common stock.

     The results of operations of all acquisitions after the respective acquisition dates are included in the consolidated statements of operations. All acquisitions were recorded using the purchase method of accounting. The following unaudited pro forma information has been prepared assuming that the Panther, Villain, Bosco and Armstrong acquisitions had taken place at the beginning of the period presented. The remaining acquisitions were not considered to have a significant effect on the unaudited pro forma information. The cash portion of the Panther and Villain purchase price and acquisition related costs were funded by a portion of the net proceeds from the placement of convertible debentures as discussed in Note 7. The unaudited pro forma information includes adjustments to reflect the effect on depreciation expense of recording the fair value of property and equipment acquired and the pro rata portion of interest expense on the convertible debentures and debt assumed related to the acquisitions:

                                                                  YEAR ENDED
                                                                AUGUST 31, 1996
                                                                ---------------
                                                                  (UNAUDITED)
Sales.......................................................       $ 14,710
Cost of sales...............................................         (6,344)
                                                                   --------
Gross profit................................................       $  8,366
                                                                   --------
Loss from continuing operations.............................       $ (5,018)
                                                                   ========
Loss per share from continuing operations...................       $   (.58)
                                                                   ========

     The unaudited pro forma information is based upon available information and certain estimates and assumptions related to the accounting for the Panther, Villain, Bosco and Armstrong acquisitions that is subject to final determination. The unaudited pro forma information is not necessarily indicative of the results that would have occurred had such transactions actually taken place at the beginning of the period specified nor does such information purport to project the results of operations for any future date or period.

     In May 1996, the Company signed a letter of intent to acquire Abilene, Texas, based G&L Fishing Tool Company (G&L). In July 1996, the Company entered into an agreement with G&L which gave the Company a one-year option to acquire G&L under the same terms as the letter of intent. In connection with this agreement, the Company paid to G&L a $1,000 forfeitable deposit. At August 31, 1996, approximately $1,172 related to this pending acquisition, including the forfeitable deposit, was included in other assets in the Company's consolidated balance sheet .In July 1997, the Company had not acquired G&L and the option expired, requiring the Company to write-off $1,172 as an expense. Management of the Company anticipates that it will continue to hold discussions with management of G&L with regards to a potential acquisition of G&L by the Company.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

16. GEOGRAPHIC INFORMATION:

     Information by geographic location for 1997 and 1996 is shown below. As discussed in Note 3, the Company's former operations in Azerbaijan are shown as discontinued operations in the consolidated financial statements:

                                                                 YEAR ENDED
                                                                  AUGUST 31
                                                              -----------------
                                                               1997      1996
                                                              -------   -------
Net sales --
  Domestic..................................................  $16,598   $10,857
  Foreign...................................................    5,277     1,104
                                                              -------   -------
          Total.............................................  $21,875   $11,961
                                                              =======   =======
Loss from continuing operations --
  Domestic..................................................  $(9,584)  $(5,123)
  Foreign...................................................     (337)     (147)
                                                              -------   -------
          Total.............................................  $(9,921)  $(5,270)
                                                              =======   =======
Identifiable assets --
  Domestic..................................................  $17,585   $21,552
  Foreign...................................................    9,032     6,350
                                                              -------   -------
          Total.............................................  $26,617   $27,902
                                                              =======   =======

     The Company's foreign operations relate to Panther and Villain as discussed in Note 15.

17. CHANGE IN ACCOUNTING PRINCIPLE -- PARTS AND SUPPLIES INVENTORY:

     During fiscal 1995, the Company's management concluded that a more appropriate accounting principle for parts and supplies is to recognize the cost of such items as an asset. The usage of these items are such that they are normally consumed in the performance of services on a one-time basis and are charged to the customer. As of August 31, 1995, the physical quantity of these items was valued at cost, determined by a method approximating average cost with appropriate allowance for excess, obsolescence and market value declines. Previously, these items were accounted for as equipment and amortized to operations over a 24-month period. The difference between parts and supplies determined as previously described and the unamortized cost as of August 31, 1995, was $1,139. This amount is shown in the accompanying statement of operations as the cumulative effect of a change in accounting principle. The effect on retained earnings (deficit) at the beginning of the 1995 fiscal year and pro forma amounts on operating results of the prior years presented was not determinable. Management does not believe that the change had a significant effect on the operations for the year ended August 31, 1995. Management believes the new accounting principle provides a better matching of cost against revenue in future years and better reflects the assets of the Company.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     The results of operations by quarter for the fiscal years ended August 31, 1997 and 1996, were as follows:

                                                                               INCOME (LOSS)
                                                               INCOME (LOSS)     PER SHARE
                                                                   FROM            FROM
                                            NET       GROSS     CONTINUING      CONTINUING
                                           SALES     PROFIT     OPERATIONS      OPERATIONS
                                          -------    -------   -------------   -------------
1997 -- quarter ended --
  November 30...........................  $ 5,141    $ 2,939      $  (882)         $(.07)
  February 28...........................    5,248      2,971       (2,053)          (.17)
  May 31................................    5,614      3,285       (2,111)          (.16)
  August 31.............................    5,872      3,125       (4,875)          (.29)
                                          -------    -------      -------
          Total.........................  $21,875    $12,320      $(9,921)
                                          =======    =======      =======
1996 -- quarter ended --
  November 30...........................  $ 2,146    $ 1,299      $    12          $  --
  February 29...........................    2,036        950         (723)          (.08)
  May 31................................    3,003      1,815         (635)          (.07)
  August 31.............................    4,776      2,577       (3,924)          (.34)
                                          -------    -------      -------
     Total..............................  $11,961    $ 6,641      $(5,270)
                                          =======    =======      =======

     During the second quarter of 1997, the Company recognized $265 in general and administrative costs in connection with a court ordered judgment in a lawsuit brought by a former employee as discussed in Note 13. During the third quarter of 1997, an expense of $150 was recognized relating to an increase in the allowance for doubtful accounts. The Company recognized $450 in compensation expense in the third quarter of 1997 related to acceleration of deferred compensation and other matters with a former office as described in Note 6. The Company realized a loss on disposition of assets sold at auction of $274 in the fourth quarter of 1997 as discussed in Note 4. During the fourth quarter of 1997, the Company recognized a loss of $446 related to its investment in a joint venture and an additional $260 related to a write-down of property not in service. Additionally, the Company recognized approximately $100 in general and administrative expense in the 1997 fourth quarter related to a settlement with the Company's convertible debenture holders as discussed in Note 13 and a loss of $300 on the return of Titan stock as discussed in Note 3. As discussed in
Note 15, the Company recognized a loss of $1,172 in the fourth quarter of 1997 as a result of the write-off of a forfeitable deposit and other assets relating to a proposed acquisition. In the fourth quarter of 1997, approximately $751 was recognized as an expense relating to the write-off of receivables and an increase in the allowance for doubtful accounts.

     During the second quarter of 1996, the Company recognized a gain of $1,400 on the sale of its former operations in Azerbaijan as discussed in Note 3. During the fourth quarter of 1996, the Company accrued $500 as its estimate of costs it expects to incur in defense of certain contingencies as discussed in
Note 13.

     Also, in the fourth quarter of 1996, the Company recognized $400 in compensation expense related to a stock grant to a former officer and director of the Company as discussed in Note 14. Additional compensation expense of $350 related to employee bonuses and approximately $300 related to a consulting arrangement with the Company's former chairman of the board and chief executive officer was recognized in the fourth quarter of 1996.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

19. SUBSEQUENT EVENTS (UNAUDITED):

     In October 1997, the Company completed a private placement of $2,500 Senior Convertible Notes (Senior Notes) and warrants to purchase 4,000,000 shares of the Company's common stock at a purchase price of $.625 per share. The warrants expire on January 1, 2001. The Senior Notes mature on January 1, 1999, are interest free until June 30, 1998, and then bear interest at the prime rate, as defined, plus 2 percent. The Senior Notes are convertible at the option of the holder, at any time prior to the maturity date, into an aggregate of 4,000,000 shares of the Company's common stock.

     In November 1997, the Company announced its intention of acquiring all of the outstanding stock of FTI, for $6,500 in cash and $1,000 in the Company's common stock. The Company anticipates that it will be able to fund the FTI acquisition through the sale of additional shares of the Company's common stock. FTI is a full-service fishing and rental tool company which operates three locations in Louisiana and one in Texas producing revenues exceeding $6,000 annually. There can be no assurances that this transaction will be consummated.

2. FINANCIAL STATEMENT SCHEDULES

     None

     Schedules of the Company are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

3. EXHIBIT INDEX

        EXHIBIT
         NUMBER                                        IDENTIFICATION OF EXHIBIT
        -------                                        -------------------------
           3.1(i)        --  Certificate of Incorporation of Ponder Industries, Inc. (incorporated herein by reference to Exhibit 3 filed to Registration Statement on Form S-1
                             [Commission File No. 33-33190]).
           3.1(ii)       --  Bylaws of Ponder Industries, Inc. (incorporated herein by reference to
                             Exhibit 3 filed to Registration Statement on Form S-1 [Commission File No.
                             33-33190]).
          10.1           --  Loan Agreement with KBK Financial, Inc. (incorporated herein by reference to
                             Form 10-Q for quarter ending February 28, 1997).
          10.2           --  Collateral Security Agreement with KBK Financial, Inc. Dated November 27,
                             1996 (incorporated herein by reference to Form 10-Q for quarter ending
                             February 28, 1997).
          10.3           --  Security Agreement -- Pledge with KBK Financial, Inc. (incorporated herein by reference to Form 10-Q for quarter ending February 28, 1997).
          10.4           --  Revolving Account Transfer and Purchase Agreement with KBK Financial, Inc.
                             (incorporated herein by reference to Form 10-Q for quarter ending February
                             28, 1997).
          10.5           --  Regulation S Subscription Agreement dated March 31, 1997 between Ponder
                             Industries, Inc. and Optimum fund (incorporated herein by reference to Form
                             8-K filed April 15, 1997).
          10.6           --  Regulation S Subscription Agreement dated April 23, 1997 between Ponder
                             Industries, Inc. and Orez Ltd. (incorporated herein by reference to Form 8-K filed May 7, 1997).
          10.7           --  Regulation S Subscription Agreement dated June 19, 1997 between Ponder
                             Industries, Inc. and Charles Kucey (incorporated herein by reference to Form
                             8-K filed June 26, 1997).
         *11             --  Computation of Earnings (Loss) Per Share
          21             --  Subsidiaries
                                                                         STATE OF         NAME UNDER WHICH
                             NAME                                       INCORPORATION     DOING BUSINESS
                             -----------------------------------------     --------        -------------
                                                                                          Ponder Energy
                             Ponder Energy Services, Inc..............   Delaware         Services, Inc.
         *23.1           --  Consent of Arthur Andersen LLP
         *23.2           --  Consent of Hairston, Kemp, Sanders & Stich, P.C.
         *27             --  Financial Data Schedule

---------------

* Filed herewith

(b) REPORTS ON FORM 8-K.

     Form 8-K filed April 15, 1997, reporting Regulation S Subscription Agreement dated March 31, 1997 between Ponder Industries, Inc. and Optimum Fund.

     Form 8-K filed May 7, 1997, reporting Regulation S Subscription Agreement dated April 23, 1997 between Ponder Industries, Inc. and Orez Ltd.

     Form 8-K filed June 26, 1997, reporting Regulation S Subscription Agreement dated June 19, 1997 between Ponder Industries, Inc. and Charles Kucey.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Houston, Texas, on November 24, 1997.

                                            PONDER INDUSTRIES, INC.

                                            By     /s/ EUGENE L. BUTLER
                                              ----------------------------------
                                                      Eugene L. Butler,
                                              President, Chief Executive Officer
                                                              and
                                              Chairman of the Board of Directors

                                            By   /s/ GERALD A. SLAUGHTER
                                             -----------------------------------
                                                    Gerald A. Slaughter,
                                                Senior Vice President, Chief
                                                   Financial Officer (Chief
                                               Financial and Accounting Officer)

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on November 24, 1997.

                      SIGNATURE                                             TITLE
                      ---------                                             -----

                /s/ EUGENE L. BUTLER
-----------------------------------------------------    President, Chief Executive Officer and
                  Eugene L. Butler                         Chairman of the Board of Directors

                  /s/ FRANK J. WALL
-----------------------------------------------------    Senior Vice President of Operations and
                    Frank J. Wall                          Director

                  /s/ JOE R. NEMEC
-----------------------------------------------------
                    Joe R. Nemec                         Director

                   /s/ JOHN ROANE
-----------------------------------------------------
                     John Roane                          Director

             /s/ RITTIE W. MILLIMAN, SR.
-----------------------------------------------------
               Rittie W. Milliman, Sr.                   Director

                /s/ JOHN LE SEELLEUR
-----------------------------------------------------
                  John Le Seelleur                       Director

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                        IDENTIFICATION OF EXHIBIT
        -------                                        -------------------------

           3.1(i)        --  Certificate of Incorporation of Ponder Industries, Inc. (incorporated herein by reference to Exhibit 3 filed to Registration Statement on Form S-1
                             [Commission File No. 33-33190]).
           3.1(ii)       --  Bylaws of Ponder Industries, Inc. (incorporated herein by reference to
                             Exhibit 3 filed to Registration Statement on Form S-1 [Commission File No.
                             33-33190]).
          10.1           --  Loan Agreement with KBK Financial, Inc. (incorporated herein by reference to
                             Form 10-Q for quarter ending February 28, 1997).
          10.2           --  Collateral Security Agreement with KBK Financial, Inc. Dated November 27,
                             1996 (incorporated herein by reference to Form 10-Q for quarter ending
                             February 28, 1997).
          10.3           --  Security Agreement -- Pledge with KBK Financial, Inc. (incorporated herein by reference to Form 10-Q for quarter ending February 28, 1997).
          10.4           --  Revolving Account Transfer and Purchase Agreement with KBK Financial, Inc.
                             (incorporated herein by reference to Form 10-Q for quarter ending February
                             28, 1997).
          10.5           --  Regulation S Subscription Agreement dated March 31, 1997 between Ponder
                             Industries, Inc. and Optimum fund (incorporated herein by reference to Form
                             8-K filed April 15, 1997).
          10.6           --  Regulation S Subscription Agreement dated April 23, 1997 between Ponder
                             Industries, Inc. and Orez Ltd. (incorporated herein by reference to Form 8-K filed May 7, 1997).
          10.7           --  Regulation S Subscription Agreement dated June 19, 1997 between Ponder
                             Industries, Inc. and Charles Kucey (incorporated herein by reference to Form
                             8-K filed June 26, 1997).
         *11             --  Computation of Earnings (Loss) Per Share
          21             --  Subsidiaries
                                                                         STATE OF         NAME UNDER WHICH
                             NAME                                       INCORPORATION     DOING BUSINESS
                             -----------------------------------------     --------        -------------
                                                                                          Ponder Energy
                             Ponder Energy Services, Inc..............   Delaware         Services, Inc.
         *23.1           --  Consent of Arthur Andersen LLP
         *23.2           --  Consent of Hairston, Kemp, Sanders & Stich, P.C.
         *27             --  Financial Data Schedule

---------------

* Filed herewith