Form 10-Q
period 1997-11-30
PONDER INDUSTRIES INC
filed 1998-01-14
CIK 859917

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


     (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly Period Ended November 30, 1997
                                   -------------------
                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition Period From ____________ to ____________.

                         Commission File Number 0-18656
                                               ---------

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

Yes   X       No
     ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                 Class                         Outstanding at December 31, 1997
     ------------------------------           ----------------------------------
      Common Stock, $.01 par value                        28,733,981

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                                     INDEX


                                                                                                         Page
                                                                                                         ----
PART I        FINANCIAL INFORMATION (Unaudited)

Item 1:       Condensed Consolidated Balance Sheets as of November 30, 1997, and August 31, 1997           3

              Condensed Consolidated Statements of Operations for the Three Months Ended
                 November 30, 1997 and 1996                                                                5

              Condensed Consolidated Statements of Cash Flows for the Three
                 Months Ended November 30, 1997 and 1996                                                   6

              Notes to Condensed Consolidated Financial Statements                                         8

Item 2:       Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                               10


PART II       OTHER INFORMATION

Item 1:       Legal Proceedings                                                                           13

Item 2:       Changes in Securities                                                                       13

Item 3:       Defaults Upon Senior Securities                                                             13

Item 4:       Submission of Matters to a Vote of Security Holders                                         13

Item 5:       Other Information                                                                           13

Item 6:       Exhibits and Reports on Form 8-K                                                            13


                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    (In Thousands, Except Share Information)


                                                                               November 30,             August 31,
                                     ASSETS                                       1997                     1997
                                                                               ------------             ----------
                                                                               (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                    $      3                 $      4
   Receivables, net                                                                4,588                    4,134
   Parts and supplies                                                              2,752                    2,622
   Available for sale securities                                                     800                      800
   Prepaid expenses and other                                                        546                       46
                                                                                --------                 --------

                              Total current assets                                 8,689                    7,606
                                                                                --------                 --------

PROPERTY AND EQUIPMENT                                                            31,711                   31,383
   Less- Accumulated depreciation and amortization                               (14,756)                 (14,278)
                                                                                --------                 --------

                                                                                  16,955                   17,105
                                                                                --------                 --------

OTHER ASSETS                                                                         178                      122

DEFERRED ASSETS, net                                                                  77                      423

GOODWILL, net                                                                      1,341                    1,361
                                                                                --------                 --------

                                                                                   1,596                    1,906
                                                                                --------                 --------

TOTAL ASSETS                                                                    $ 27,240                 $ 26,617
                                                                                ========                 ========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    (In Thousands, Except Share Information)


                                                                               November 30,          August 31,
                       LIABILITIES AND STOCKHOLDERS' EQUITY                       1997                  1997
                                                                               ------------          ----------
                                                                               (Unaudited)
CURRENT LIABILITIES:
   Current maturities of long-term debt                                         $  1,878             $  8,687
   Accounts and notes payable, trade                                               4,585                5,562
   Accrued liabilities and other                                                   1,876                2,203
                                                                                --------             --------

                          Total current liabilities                                8,339               16,452
                                                                                --------             --------

LONG-TERM DEBT, less current maturities                                            7,635                  670
                                                                                --------             --------

OTHER LONG-TERM LIABILITIES                                                           76                  765
                                                                                --------             --------

DEFERRED TAXES PAYABLE                                                               830                  881
                                                                                --------             --------

CONVERTIBLE DEBENTURES                                                                --                6,380

SENIOR CONVERTIBLE NOTES                                                           2,266                   --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, authorized 50,000,000 shares, issued
     28,681,620 shares and 17,571,021 shares at November 30, 1997, and
     August 31, 1997, respectively                                                   287                  176
   Additional paid-in capital                                                     32,210               25,307
   Cumulative foreign currency translation adjustment                                 83                   49
   Accumulated deficit                                                           (24,120)             (23,696)
   Note receivable for common stock                                                  (66)                 (66)
   Deferred compensation                                                              --                   (1)
   Unrealized loss on available for sale securities                                 (300)                (300)
                                                                                --------             --------

                            Total stockholders' equity                             8,094                1,469
                                                                                --------             --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 27,240             $ 26,617
                                                                                ========             ========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                    (In Thousands, Except Share Information)

                                                                                             Three Months
                                                                                           Ended November 30
                                                                                --------------------------------------
                                                                                   1997                       1996
                                                                                ------------              ------------
TOOL RENTALS AND SALES                                                          $      5,101              $      5,141

COSTS OF SERVICE AND SALES                                                             1,814                     2,203
                                                                                ------------              ------------

                               Gross profit                                            3,287                     2,938
                                                                                ------------              ------------

EXPENSES:
   Operating                                                                           2,287                     2,320
   General and administrative                                                            947                     1,157
                                                                                ------------              ------------

                                                                                       3,234                     3,477
                                                                                ------------              ------------

                               Operating income (loss)                                    53                      (539)

OTHER INCOME (EXPENSE):
   Interest, net                                                                        (443)                     (354)
   Gain (loss) on disposal of assets                                                     (34)                       --
   Other                                                                                  --                        11
                                                                                ------------              ------------

NET INCOME (LOSS)                                                               $       (424)             $       (882)
                                                                                ============              ============

EARNINGS (LOSS) PER SHARE                                                       $       (.02)             $       (.07)
                                                                                ============              ============

WEIGHTED AVERAGE COMMON SHARES AND COMMON SHARE EQUIVALENTS OUTSTANDING           25,029,799                12,243,850
                                                                                ============              ============



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                 (In Thousands)


                                                                                               Three Months
                                                                                             Ended November 30
                                                                                         --------------------------
                                                                                           1997              1996
                                                                                         -------            -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                              $  (424)           $  (882)
   Adjustments to reconcile net loss to net cash used in operating activities-
     Depreciation and amortization                                                           549                692
     Loss on disposal of assets                                                               34                 --
     Deferred compensation expense                                                             1                 13
   Net change in operating assets and liabilities-
     Receivables                                                                            (454)              (498)
     Parts and supplies                                                                     (130)               (98)
     Prepaid expenses and other                                                             (500)                57
     Accounts and notes payable, trade                                                      (977)             1,054
     Accrued liabilities and other                                                          (460)              (404)
                                                                                         -------            -------

                      Net cash used in operating activities                               (2,361)               (66)
                                                                                         -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                      (422)            (1,210)
                                                                                         -------            -------

                      Net cash used in investing activities                                 (422)            (1,210)
                                                                                         -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                                                   (4,198)              (946)
   Bank overdraft                                                                            133                 86
   Proceeds from long-term debt borrowings                                                 4,347              1,807
   Proceeds from Senior Convertible Notes                                                  2,500                 --
                                                                                         -------            -------

                      Net cash provided by financing activities                            2,782                947
                                                                                         -------            -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                       --                111
                                                                                         -------            -------

CASH AND CASH EQUIVALENTS:
   Increase (decrease)                                                                        (1)              (218)
   Beginning of period                                                                         4                398
                                                                                         -------            -------

   End of period                                                                         $     3            $   180
                                                                                         =======            =======


                                                                                          Three Months
                                                                                        Ended November 30
                                                                                --------------------------------
                                                                                   1997                  1996
                                                                                ----------             ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for-
     Interest                                                                   $      437             $      91
                                                                                ==========             =========

     Income taxes                                                               $       --             $      --
                                                                                ==========             =========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
     Common stock issued in connection with debenture conversions               $    6,713             $      --
                                                                                ==========             =========

     Common stock contributed to 401(k) plan                                    $       66             $      --
                                                                                ==========             =========

     Assets acquired in connection with acquisitions                            $       --             $     812
                                                                                ==========             =========

     Liabilities assumed in connection with acquisitions                        $       --             $     812
                                                                                ==========             =========

     Common stock issued in connection with acquisitions                        $       --             $      19
                                                                                ==========             =========



              The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

                    (In Thousands, Except Share Information)



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

2.   LONG-TERM DEBT:

See Note 4 for a description of Senior Convertible Notes placed in October
1997.

At August 31, 1997, the Company had borrowed approximately $7,300 under a $10,000 financing agreement with a financial institution. The financing agreement requires compliance with various financial covenants. As a result of continued losses, the Company was not in compliance with certain covenants at August 31, 1997, and the total amount due the financial institution was classified as a current liability in the Company's balance sheet at August 31, 1997. In January 1998, the Company and the financial institution amended certain of the covenants governing the financing agreement which has allowed the Company to classify a substantial portion of the indebtedness due this financial institution as long-term at November 30, 1997. The amended covenants provide that the Company must maintain a debt service coverage ratio, as defined and amended, of not less than 1.0 to 1.0 as of the fiscal quarter ending February 28, 1998, and 1.25 to 1.0 as of the end of each fiscal quarter thereafter. The debt service coverage ratio requirement for the quarter ended November 30, 1997, was waived. The Company must also maintain a tangible net worth, as defined and amended, of not less than $8,500 as of the fiscal quarter ended November 30, 1997, and $18,000 as of the end of each fiscal quarter thereafter.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)



3.   CONTINGENCIES:

In 1996, the Company sued its placement agent and its principal and related entities (the "placement agent") in the Company's 1996 convertible debenture offering and the debenture holders in the United States District Court for the Western District of New York. In mid-1977, the Company settled with all of the debenture holders, and the judge ordered the case against the placement agent transferred to the United States District Court for the Northern District of Georgia. In response, in September 1997, a case was filed against the Company in Georgia State Court, which the Company removed to the United States District Court for the Northern District of Georgia, Atlanta Division, by the placement agent alleging that, in connection with such offering, the Company tortiously interfered with its business relationships, breached a Proprietary Information, Non-Circumvention and Indemnification Agreement between the Company and the placement agent, defamed the placement agent and engaged in conduct giving rise to an indemnification in favor of the placement agent. The Federal court has now consolidated the two lawsuits. The Company is seeking unspecified millions of dollars in actual and punitive damages from the placement agent and the placement agent seeks actual damages in an amount not less than $1,000 per breach, exemplary damages in an amount not less than $2,500, interest, costs and attorney's fees. Although no assurance can be given, the Company believes it has meritorious claims against the transfer agent which it intends to prosecute vigorously and that it has meritorious defenses to the above action and intends to defend itself vigorously.

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

4.   EQUITY TRANSACTIONS:

In September 1997, the Company reached a settlement with those convertible debenture holders who had not previously converted their debentures. During the three months ended November 30, 1997, approximately $7,060 of convertible debentures, including accrued interest, were converted into 10,633,333 shares of the Company's common stock. The Company also issued to such debenture holders five-year warrants to purchase 957,000 shares of the Company's common stock at $1 per share.

In October 1997, the Company completed a private placement of $2,500 Senior Convertible Notes (Senior Notes) and warrants to purchase 4 million shares of the Company's common stock at a purchase price of $.625 per share. The warrants expire on January 1, 2001. The Senior Notes mature on January 1, 1999, are interest free until June 30, 1998, and then bear interest at the prime rate, as defined, plus 2 percent. The Senior Notes are convertible at the option of the holder, at any time prior to the maturity date, into an aggregate of 4 million shares of the Company's common stock.

5.   SUBSEQUENT EVENTS:

In January 1998, the Company acquired all of the outstanding stock of Fishing Tools, Inc., for $6,500 cash and the issuance of approximately 645,000 shares of the Company's common stock valued at $1,000. The cash consideration was provided through an equity placement with affiliates of the purchasers of the Senior Notes described above. The equity placement consisted of the sale of 11 million shares of the Company's common stock at $1 per share. Concurrent with this equity placement, the Senior Notes were converted into 4 million shares of the Company's common stock.

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

The following discussion is included to describe the Company's financial position and results of operations for the three-month periods ended November 30, 1997 and 1996. The condensed consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

BUSINESS REVIEW

Ponder is an international oil field service and rental tool company that specializes in the use of fishing tools for the recovery of unwanted obstructions in oil and gas wells. The Company also rents specialized oil field equipment such as pressure control equipment, tools, pipe, tubing and whipstocks used in the drilling, completion and workover of wells. Ponder currently has 18 locations domestically and 2 international locations serving the North Sea area.

Demand for the Company's services and rentals depends primarily on the number of oil and gas wells being drilled, the depth and drilling conditions of such wells and the level of workover activity. Drilling and workover activity is largely dependent on the prices for oil and natural gas. Demand for oil and natural gas allowed for higher prices in 1997 and 1996 than the average prices for the past several years. However, oil prices, and to a lesser extent, natural gas prices, have recently declined. The Company is unable to predict the duration of such price declines or the impact that such declines may have on the Company's future results of operations.

LIQUIDITY AND CAPITAL RESOURCES

A $2,500,000 bridge loan was obtained in October 1997 from a financial partner with the intention of providing additional capital for acquisitions and expansion of the Company's business. The Company, in October 1997, signed a letter of intent to purchase Fishing Tools, Inc. (FTI), for $6,500,000 cash and $1,000,000 in stock. In January 1998, the Company acquired all of the outstanding stock of FTI under the same terms as the letter of intent. The cash consideration for the purchase of FTI was provided through an equity placement with the affiliates of the providers of the bridge loan. The equity placement consisted of the sale of 11 million shares of the Company's common stock at $1 per share. Concurrent with this equity placement, the notes representing the bridge loan were converted into 4 million shares of the Company's common stock. See Note 5 of notes to condensed consolidated financial statements.

In April 1996, the Company raised approximately $10 million, net of fees, by issuing 8 percent convertible debentures. In September 1997, the Company reached a settlement whereby those convertible debenture holders who had not previously converted their debentures with the Company agreed to convert the then outstanding debenture debt of approximately $7,060,000, including accrued interest, into 10,633,333 shares of the Company's common stock. The conversion of the debentures increased the Company's equity by approximately $6.7 million.

At November 30, 1997, and August 31, 1997, the Company had working capital (deficit) of approximately $.3 million and $(8.8) million, respectively. The current ratio was approximately 1.04 to 1.0 at November 30, 1997, compared to
 .46 to 1.0 at August 31, 1997. As previously discussed, the Company's total debt of approximately $7.3 million with a financial institution has been classified as current in the Company's balance sheet as of August 31, 1997. In January 1998, the Company and the financial institution amended certain of the covenants governing the Notes which has allowed the Company to classify a substantial portion of the indebtedness due this financial institution as long term at November 30, 1997. See Note 2 of notes to condensed consolidated financial statements.

In November 1996, the Company completed a $10 million financing agreement with a financial institution. The agreement includes a $4 million Revolving Receivable Facility, a $2.5 million Revolving Credit Note and a $3.5 million Term Note (the Notes). The Receivable Facility is a two-year facility that is based on accounts receivable and will be utilized for short-term liquidity needs. The $2.5 million Revolving Credit Note is a five-year facility, based on inventory and equipment, and these funds were used to acquire capital assets to expand the Company's business. The $3.5 million Term Note is a five and one-half year note, interest only through May 1997 and amortizes over the remaining five years, collateralized by equipment. The funds were used to pay off existing bank debt of approximately $3 million with the balance being used to fund operations and acquire capital equipment. At November 30, 1997, and August 31, 1997, the Company had borrowed approximately $7.4 million and $7.3 million, respectively, under the Notes. The Notes require compliance with various covenants, including the maintenance of a defined debt service coverage ratio and a defined tangible net worth. As a result of continued losses, the Company was not in compliance with certain covenants and the total amount due the financial institution has been classified as current in the Company's balance sheet at August 31, 1997.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED
NOVEMBER 30, 1997, AND NOVEMBER 30, 1996

A net loss of $424,000, or $.02 per share, was recorded for the three months ended November 30, 1997, compared to a net loss of $882,000, or $.07 per share, for the same period of the prior year.

Revenues were approximately $5.1 million for each of the three months ended November 30, 1997 and 1996. Costs of service and sales decreased $389,000, or 18 percent, to $1,814,000 for the three months ended November 30, 1997, from $2,203,000 for the same period of the prior year and operating expenses decreased $33,000, or 1 percent, to $2,287,000 from $2,320,000. The decrease in costs of service and sales relates primarily to the Company's decision to utilize salaried fishing tool operators rather than commissioned operators. Commissions are reflected as a component of costs of service and sales while salaries are reflected as operating expenses. Operating expenses remained stable, however, reflecting an increase in salaried fishing tool operators offset by a reduction in other operating personnel and expenses and the closing of two of the Company's unsuccessful operating locations. The Company's gross profit margin was 64 percent for the three months ended November 30, 1997, as compared to 57 percent for the same period of the prior year. Operating expenses, as a percentage of sales, were 45 percent for each of the three months ended November 30, 1997 and 1996.

General and administrative expenses decreased $210,000, or 18 percent, to $947,000 for the three months ended November 30, 1997, as compared to $1,157,000 for the same period of the prior year. In April 1997, the Company commenced a major cost reduction program which included a reduction in administrative personnel and related expenses, the sale of certain nonproductive equipment to reduce debt, resolving the litigation involving its convertible debentureholders and substantially reducing general and administrative expenses.

Interest expense, net, increased $89,000 to $443,000 for the three months ended November 30, 1997, as compared to $354,000 for the same period of the prior year. The increase is due primarily to an approximate $4.8 million increase in average indebtedness outstanding during the three months ended November 30, 1997, as compared to the three months ended November 30, 1996, and a higher interest rate on such indebtedness. This increase was partially offset by a savings of noncash interest expense of approximately $183,000 related to the Company's convertible debentures outstanding during the three months ended November 30, 1996, which were converted into shares of the Company's common stock in September 1997 as discussed above.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings - For a description of legal proceedings against the Company, see Note 3 of the notes to condensed consolidated financial statements included herein.

Item 2.  Changes in Securities

         (a)      Not applicable.

         (b)      Not applicable.

         (c) Pursuant to a Settlement Agreement and Release (the Settlement Agreement) among the Company, Larry Armstrong, Eugene L. Butler and certain debentureholders (the Debentureholders) of the Company dated September 26, 1997, the Company granted warrants to purchase an aggregate of 957,000 shares of common stock, $.01 par value (Common Stock), of the Company. The Common Stock underlying the warrants was not registered under the Securities Act of 1933, as amended (the Securities Act), pursuant to the exemptions of such registration provided under Section 4(2) of the Securities Act. The Company granted such warrants as part of a settlement of claims underlying a lawsuit involving the parties to the Settlement Agreement.

                  Pursuant to a Securities Purchase Agreement (the Purchase Agreement) among the Company, White Owl Capital Partners, Arvid Sanger, Antony T. F. Lundy and Karl Bandtel dated October 15, 1997, the Company sold an aggregate of 100 Units for an aggregate purchase price of $2,500,000. The 100 Units consist of an aggregate of $2,500,000 in Convertible Notes, which are convertible in the aggregate into 4 million shares of Common Stock, and detachable warrants for the purchase of an aggregate of 4 million shares of Common Stock at an exercise price of $.625 per share. The Common Stock underlying the Units was not registered under the Securities Act pursuant to the exemptions of such registration provided under Section 4(2) of the Securities Act. The Company relied upon certain representations and warranties of the Purchasers (as that term is defined in the Purchase Agreement), including, among others, that the Purchasers are each accredited investors (as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act), and that the Common Stock was acquired solely for each Purchaser's own account for investment and not with a view to distribution.

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         *4.1 - Registration Rights Agreement among the Company, White Owl Capital Partners, Arvid Sanger, Antony T. F. Lundy and Karl Bandtel dated October 15, 1997.

         *10.1 - Settlement Agreement and Release among the Company, Eugene L. Butler, Larry Armstrong and certain Debentureholders dated September 26, 1997.

         *10.2 - Securities Purchase Agreement among the Company, White Owl Capital Partners, Arvid Sanger, Antony T. F. Lundy and Karl Bandtel dated October 15, 1997.

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


                                                PONDER INDUSTRIES, INC.




                                                By /s/ Eugene L. Butler
                                                  -----------------------------
                                                   Eugene L. Butler
                                                   President, Chief Executive
                                                   Officer and Chairman of
                                                   the Board of Directors




                                                By /s/ Gerald A. Slaughter
                                                  -----------------------------
                                                   Gerald A. Slaughter
                                                   Senior Vice President and
                                                   Chief Financial Officer



Dated: January 14, 1998

                              INDEX TO EXHIBITS


Exhibit
Number                        Description
-------                       -----------
          4.1 -   Registration Rights Agreement among the Company, White Owl
                  Capital Partners, Arvid Sanger, Antony T. F. Lundy and Karl
                  Bandtel dated October 15, 1997.

          10.1 -  Settlement Agreement and Release among the Company, Eugene L.
                  Butler, Larry Armstrong and certain Debentureholders dated
                  September 26, 1997.

          10.2 -  Securities Purchase Agreement among the Company, White Owl
                  Capital Partners, Arvid Sanger, Antony T. F. Lundy and Karl
                  Bandtel dated October 15, 1997.

          11 -    Computation of Earnings (Loss) Per Share.

          27 -    Financial Data Schedule.
