Form 10-K/A
period 1997-08-31
PONDER INDUSTRIES INC
filed 1998-02-19
CIK 859917

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------


                                  FORM 10-K/A

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

                                ---------------

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
                                              ----   ----


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ____.

                                ---------------

         The number of shares outstanding of the Registrant's common stock as of November 24, 1997, is 28,681,620.

         The aggregate market value of the stock held by non-affiliates of the Registrant as of November 24, 1997, was approximately $37,110,587.

                                ---------------

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

PATENTS AND LICENSES


         The Company has followed a policy of seeking patents and licenses for products and equipment that appear to have commercial applications. The Company believes its patents and licenses to be adequate for the conduct of its products and services business and, while it considers them to be valuable in the aggregate, the Company does not believe that its business is materially dependent upon its patents or licenses. None of the Company's patents or licenses expire in the near future. In management's opinion, engineering, operation skills and application experience are more responsible for the Company's market position than are patents or licenses.


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

FOREIGN OPERATIONS

         Information by geographic location for the fiscal years 1997 and 1996 is shown below. As discussed in Note 3 of the Notes to Consolidated Financial Statements, the Company's former operations in Azerbaijan are shown as discontinued operations in the Consolidated Financial Statements (expressed in thousands):


                                                                            YEAR ENDED     YEAR ENDED
                                                                            AUGUST 31,     AUGUST 31,
                                                                              1997            1996
                                                                              ----            ----
 Net Sales --
 Domestic  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $16,598        $10,857
 Foreign . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,277          1,104
                                                                             -------        -------
           Total . . . . . . . . . . . . . . . . . . . . . . . . . .         $21,875        $11,961
                                                                             =======        =======
 Loss from continuing operations --
 Domestic  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $(9,584)       $(5,123)
 Foreign . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (337)          (147)
                                                                             -------        -------
           Total . . . . . . . . . . . . . . . . . . . . . . . . . .         $(9,921)       $(5,270)
                                                                             =======        =======
 Identifiable assets --
 Domestic  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $17,585        $21,552
 Foreign . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,032          6,350
                                                                             -------        -------
           Total . . . . . . . . . . . . . . . . . . . . . . . . . .         $26,617        $27,902
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

EXECUTIVE OFFICERS OF THE REGISTRANT

         The current executive officers of the Company, their names, ages, positions and tenure with the Company as of November 24, 1997 are as follows:

                                                                                       OFFICER
        NAME                               AGE            POSITION                      SINCE
 -----------------                         ---      -------------------------          ------
 Eugene L. Butler  . . . . . . . . . .     56       Chairman, President and Chief       1996
                                                    Executive Officer
 Gerald A. Slaughter . . . . . . . . .     54       Senior Vice President and           1996
                                                    Chief Financial Officer
 Frank J. Wall . . . . . . . . . . . .     42       Senior Vice President of            1990
                                                    Operations
 Shirley Meyer . . . . . . . . . . . .     57       Vice President Human                1997
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


         In 1996, the Company sued its placement agent and its principal and related entities (the "placement agent") in the Company's 1996 convertible debenture offering and the debenture holders in the United States District Court for the Western District of New York. In mid-1997, the Company settled with all of the debenture holders, and the judge ordered the case against the placement agent transferred to the United States District Court for the Northern District of Georgia. In response, in September 1997, a case was filed against the Company in Georgia State Court, which the Company removed to the United States District Court for the Northern District of Georgia, Atlanta Division, by the placement agent alleging that, in connection with such offering, the Company tortiously interfered with its business relationships, breached a Proprietary Information, Non-Circumvention and Indemnification Agreement between the Company and the placement agent, defamed the placement agent and engaged in conduct giving rise to an indemnification in favor of the placement agent. The Federal court has now consolidated the two lawsuits. The Company is seeking unspecified millions of dollars in actual and punitive damages from the placement agent and the placement agent seeks actual damages in an amount not less than $1,000,000 per breach, exemplary damages in an amount not less than $2,500,000, interest, costs and attorney's fees. Although no assurance can be given, the Company believes it has meritorious claims against the transfer agent which it intends to prosecute vigorously and that it has meritorious defenses to the above action and intends to defend itself vigorously.

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

                                    PART II.

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         As of November 24, 1997, there were approximately 1,900 beneficial owners of the Company's common stock which is traded on the NASDAQ SmallCap System under the symbol "PNDR". The following table sets forth, for the calendar periods indicated, the range of high and low bid closing prices for the Company's common stock, as reported by the NASDAQ Small Cap System:


                                             1997                                1996
                                             ----                                ----
                                    HIGH                LOW             HIGH             LOW
                                    ----                ---             ----             ---
 First Quarter . . . . . . . .    $2-1/16             $1-3/8           $1-5/8          $3/4
 Second Quarter  . . . . . . .     2                   1-1/4            4-1/16          1
 Third Quarter . . . . . . . .     1-5/16              2 5/32           6-1/4           3-13/16
 Fourth Quarter  . . . . . . .     1-3/32                7/16           4-7/8           1-5/16


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

                            OPERATING STATEMENT DATA
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                    YEARS ENDED AUGUST 31
                                     ----------------------------------------------------
                                       1997          1996          1995         1994         1993
                                     -------       -------       -------      -------       -------
 Tool rentals and sales  . . . . .   $21,875       $11,961       $ 6,757      $ 7,635       $ 8,719
                                     =======       =======       =======      =======       =======
 Loss from continuing operations .   $(9,921)       (5,270)      $  (440)     $(1,567)       (1,280)

 Income (loss) from discontinued
   operations  . . . . . . . . . .        --         1,378        (3,791)      (1,532)           --
 Cumulative effect of change in
   accounting principle  . . . . .        --            --         1,139           --            --
                                     -------       -------       -------      -------       -------
 Net loss  . . . . . . . . . . . .   $(9,921)      $(3,892)      $(3,092)     $(3,099)      $(1,280)
                                     =======       =======       =======      =======       =======
 Income (loss) per share --
 Continuing operations . . . . . .   $  (.73)      $  (.61)      $  (.07)     $  (.25)      $  (.20)
 Discontinued operations . . . . .        --           .16          (.59)        (.24)           --
 Change in accounting principle  .        --            --           .18           --            --
                                     -------       -------       -------      -------       -------
 Net loss  . . . . . . . . . . . .   $  (.73)      $  (.45)      $  (.48)     $  (.49)      $  (.20)
                                     =======       =======       =======      =======       =======

                               BALANCE SHEET DATA
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                             AUGUST 31
                                           ---------------------------------------------
                                              1997        1996      1995       1994       1993
                                              ----        ----      ----       ----       ----
Working capital (deficit) . . . . . .      $ (2,058)   $  (273)   $ 1,210   $ (3,389)  $    425
Total assets  . . . . . . . . . . . .        26,617     27,902      6,815     10,829     13,555
Long-term debt  . . . . . . . . . . .         7,458      4,148      2,343         --      2,450
Stockholders' equity  . . . . . . . .         1,469      7,013      2,312      5,407      8,508
Book value per common share . . . . .      $    .08    $   .59    $   .36   $    .85   $   1.33


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


         Since 1981, when the Company was founded, Ponder has been engaged principally in providing fishing tool services to its customers in the United States. In 1992, however, the Company started a major project in Azerbaijan, formerly a state in the Soviet Union, which appeared to Ponder's management to have great potential. Such operations were started based on a purported agreement between MegaOil USA/Vista Joint Venture and Azerbaijan Oil Company, an arm of the Government of Azerbaijan. It was subsequently determined that such agreement was invalid and the Company took actions to protect its assets in Azerbaijan by forming a new joint venture "Baku-Ponder Services JV." Also, Ponder International Services, Inc. ("PISI"), a wholly owned subsidiary, contracted with the State Oil Company of Azerbaijan ("SOCAR") to perform services and rent and sell equipment for the workover of onshore and offshore oil and gas wells. PISI performed jobs for SOCAR during fiscal 1995 but was unsuccessful in obtaining full payment for services. Consequently, the service work was terminated and the ability to obtain future work under the SOCAR contract became questionable. Work for other entities in the region was not sufficient to result in profitable operations for this segment of the Company. In November 1995 management concluded that the Azerbaijan project was a failure, and the Company discontinued the project and decided to seek a new direction with a new strategy. In February of 1996, the Company sold its operations in Azerbaijan to Titan Resources, Inc. ("Titan") for 2,000,000 shares of Titan stock.

         Ponder's strengths are its history, reputation, quality of service and its people. Despite these strengths, the new strategy would prove difficult to implement because Ponder was financially unstable and losing significant cash. Growing the Company would require the use of equity to acquire assets and raise much needed cash to fund its operating losses, open new locations, hire strong management and sales teams, and buy additional equipment.

         In fiscal 1996 management raised over $12 million in cash from financing activities including the sale of convertible debentures and common stock. In fiscal 1997, Ponder completed a $10 million financing agreement to pay off existing bank debt and provide additional working capital for continuing growth. Ponder acquired 10 companies in fiscal 1996 and opened three new locations, two in Louisiana and one in Texas. One of the companies acquired, Panther Oil Tools, is located in the North Sea area. Revenues increased to $21,900,000 in 1997, from $12,000,000 in 1996 and $6,800,000 in
1995, reflecting the Company's expansion program; however, the Company continued to incur substantial losses and cash flow deficiencies. Effective April 26, 1997, Mr. Larry D. Armstrong resigned as Chairman, President and Chief Executive Officer. Eugene L. Butler was named as his successor. Mr. Butler has approximately 28 years industry experience. From 1974 through 1991, he served in various executive capacities for Weatherford/Enterra, Inc., a multinational energy corporation, including director, president, chief executive officer and chief operating officer.

         With the exception of the acquisition of Fishing Tools, Inc. in January of 1998, all of the Company's recent acquisitions were made during fiscal 1996. Accordingly, all costs, including administrative and general expenses, associated with integrating the acquired companies into the Company are reflected in the financial statements for the fiscal year ended 1997. General and administrative expenses for fiscal 1997 decreased by 4% to $6,250,000 from $6,478,000 in 1996. As a percentage of revenues, general and administrative expenses decreased to 29% in 1997 from 54% in 1996. The reduction in general and administrative expense was due to the major cost reduction program the Company commenced in April 1997, which included a 10% reduction in personnel, closing two of its unsuccessful operating locations in North Louisiana, the sale of certain non-productive equipment to reduce debt, resolving the litigation involving its convertible debenture holders and substantially reducing general and administrative expenses. This cost reduction program had a positive impact on the quarter ended August 31, 1997. For fiscal 1998, the Company anticipates that general and administrative expenses will further decrease, both in real dollar terms and as a percentage of revenues.

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


FINANCIAL CONDITION AND LIQUIDITY


         In November 1996, the Company completed a $10 million financing agreement with KBK Financial, Inc. ("KBK"). The agreement includes a $4 million Revolving Receivable Facility, a $2.5 million Revolving Credit Note and a $3.5 million Term Note (collectively, the "Notes"). The Receivable Facility is a two year facility that is based on accounts receivable and will be utilized for short-term liquidity needs. The $2.5 million Revolving Credit Note is a five year facility, based on inventory and equipment, and these funds were used to acquire capital assets to expand the Company's business. The $3.5 million Term Note is a five and one-half year note, interest only for the first six months, and amortizes over the remaining five years, collateralized by equipment. The funds were used to pay off existing bank debt of $3 million with the balance being used to fund operations and acquire capital equipment. At August 31, 1997, the Company had borrowed approximately $7.3 million under the Notes. The Notes require compliance with various covenants, including the maintenance of a defined debt service coverage ratio and a defined tangible net worth. As a result of continued losses primarily relating to the Company's expansion program, the Company was in technical default of the Notes. The Company and KBK have amended the Notes and the Company is no longer in technical default thereunder.


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


         At August 31, 1997, the Company had a working capital deficit of approximately $2.1 million, as compared to a working capital deficit of $.3 million at August 31, 1996. The current ratio was approximately .79 to 1.0 at August 31, 1997, compared to .96 to 1.0 for the previous year end. Included as a component of the Company's working capital at August 31, 1997 is $800,000 representing the Company's investment in 2 million shares of Titan Resources, Inc. ("Titan") common stock. The Titan common stock is a thinly traded and volatile security. See also Notes 2 and 3 of Notes to Consolidated Financial Statements.

         A $2,500,000 bridge loan was obtained from White Owl Capital Partners ("White Owl") and certain others in October 1997 with the intention of providing additional capital for acquisitions and expansion of the Company's business. In January 1998, the Company purchased Fishing Tools, Inc. ("FTI") for $6,500,000 in cash and approximately 645,000 shares of Common Stock valued at $1,000,000. FTI is a full service fishing and rental tool company, with three locations in Louisiana and one in Texas, and has a significant offshore presence. Also in January 1998, the Company completed an $11,000,000 private placement of its Common Stock to affiliates of White Owl. These transactions have increased the Company's equity to approximately $22,000,000 and provided stronger liquidity ratios. FTI's revenues were approximately $6,200,000 in 1996. FTI has historically been a profitable company with positive cash flow and is anticipated to have a positive impact on the Company's future net income and cash flow.

         The balance of the proceeds from the $11,000,000 private placement will be used by the Company for working capital and debt reduction. The Company anticipates that the proceeds from the private placement and the cash proceeds generated from operations will be sufficient to provide for the Company's working capital needs for the next 12 months and beyond.


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


         On April 10, 1996, Andersen was engaged to audit the financial statements of the Company for its fiscal year ended August 31, 1996. The Company has authorized Sanders to respond fully to inquiries of Andersen. The Company did not contact Andersen during the Company's two most recent fiscal years, or any subsequent interim period, regarding (1) any disagreement with Sanders or Hairston or (2) the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements. Prior to its engagement, Andersen was neither asked for, nor has it expressed any opinion on any accounting issues concerning the Company.


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

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

                                                                                                PAGE
                                                                                                ----
Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . .   F-1
Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-2
Consolidated Balance Sheets -- August 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . .   F-3
Consolidated Statements of Operations for the years ended August 31, 1997, 1996 and 1995  . .   F-4

Consolidated Statements  of Stockholders' Equity for the years ended August 31, 1997, 1996 and
1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-5
Consolidated Statements of Cash Flows for the years ended August 31, 1997, 1996 and 1995  . .   F-6
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . .   F-8

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


         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has negative cash flows from operations, has negative working capital at August 31, 1997, has an accumulated deficit and has limited access to capital resources. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's management believes that it is likely the Company's operating results for fiscal 1998 will significantly improve over fiscal 1997 and will generate sufficient working capital to sustain its operations throughout the year. There are no assurances that the Company can achieve such operating improvements or that the Company will be able to achieve future cash flows sufficient to support operations. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                         /s/ ARTHUR ANDERSEN LLP


San Antonio, Texas
October 17, 1997
(except with respect to the matters discussed in Note 19, as to which the date is February 4, 1998)

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

                                       /s/ HAIRSTON, KEMP, SANDERS & STICH, P.C.

San Antonio, Texas
November 20, 1995

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS -- AUGUST 31, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS



                                                                    1997          1996
                                                                  --------      --------
CURRENT ASSETS:
  Cash and cash equivalents .................................     $      4      $    398
  Receivables, net of allowance for doubtful accounts of
    $657 and $138 in 1997 and 1996, respectively ............        4,134         3,647
  Parts and supplies ........................................        2,622         2,077
  Available for sale securities .............................          800          --
  Prepaid expenses and other ................................           46           514
                                                                  --------      --------
         Total current assets ...............................        7,606         6,636
                                                                  --------      --------
AVAILABLE FOR SALE SECURITIES ...............................         --           1,400
                                                                  --------      --------
PROPERTY AND EQUIPMENT ......................................       31,383        29,140
  Less-- Accumulated depreciation and amortization ..........      (14,278)      (12,645)
                                                                  --------      --------
                                                                    17,105        16,495
OTHER ASSETS ................................................          122         1,284
DEFERRED ASSETS, net ........................................          423           854
GOODWILL, net of accumulated amortization of $393 and $346
  in 1997 and 1996, respectively ............................        1,361         1,233
                                                                  --------      --------
                                                                     1,906         3,371
TOTAL ASSETS ................................................     $ 26,617      $ 27,902
                                                                  ========      ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt ......................     $  1,899      $  1,393
  Accounts and notes payable, trade .........................        5,562         2,863
  Accrued liabilities and other .............................        2,203         2,653
                                                                  --------      --------
         Total current liabilities ..........................        9,664         6,909
                                                                  --------      --------
LONG-TERM DEBT, less current maturities .....................        7,458         4,148
                                                                  --------      --------
OTHER LONG-TERM LIABILITIES .................................          765           449
                                                                  --------      --------
DEFERRED TAXES PAYABLE ......................................          881           233
                                                                  --------      --------
CONVERTIBLE DEBENTURES ......................................        6,380         9,150
                                                                  --------      --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized 50,000,000 shares, issued 17,571,021 and 12,131,347 shares as of
    August 31, 1997 and 1996, respectively, of which
    0 and 289,873 are held in treasury as of August 31, 1997
    and 1996, respectively ..................................          176           121
  Additional paid-in capital ................................       25,307        21,880
  Cumulative foreign currency translation adjustment ........           49            24
  Accumulated deficit .......................................      (23,696)      (13,775)
  Note receivable for common stock ..........................          (66)          (63)
  Deferred compensation .....................................           (1)         (146)
  Unrealized loss on available for sale securities ..........         (300)         --
  Treasury stock ............................................         --          (1,028)
                                                                  --------      --------
         Total stockholders' equity .........................        1,469         7,013
                                                                  --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................     $ 26,617      $ 27,902
                                                                  ========      ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                1997              1996              1995
                                                            ------------      ------------      ------------
TOOL RENTALS AND SALES ................................     $     21,875      $     11,961      $      6,757
COSTS OF SERVICE AND SALES ............................            9,555             5,320             3,361
                                                            ------------      ------------      ------------
          Gross profit ................................           12,320             6,641             3,396
                                                            ------------      ------------      ------------
EXPENSES:
  Operating ...........................................           10,900             4,941             2,230
  General and administrative ..........................            6,250             6,478             2,603
                                                            ------------      ------------      ------------
                                                                  17,150            11,419             4,833
                                                            ------------      ------------      ------------
          Operating loss ..............................           (4,830)           (4,778)           (1,437)
OTHER INCOME (EXPENSE):
  Interest, net .......................................           (2,402)             (673)             (471)
  Gain (loss) on sale of assets .......................             (534)              (12)            1,320
  Loss on write-down of assets ........................           (2,178)             --                --
  Other ...............................................               23               260               148
                                                            ------------      ------------      ------------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES .................................           (9,921)           (5,203)             (440)
INCOME TAX EXPENSE ....................................             --                 (67)             --
                                                            ------------      ------------      ------------
LOSS FROM CONTINUING OPERATIONS .......................           (9,921)           (5,270)             (440)
                                                            ------------      ------------      ------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
  Operations ..........................................             --                 (22)             (389)
  Disposal of assets including operations in disposal
     period ...........................................             --                --              (3,402)
  Gain on sale of discontinued operations .............             --               1,400              --
                                                            ------------      ------------      ------------
INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS ..........................................             --               1,378            (3,791)
                                                            ------------      ------------      ------------
LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE ...........................................           (9,921)           (3,892)           (4,231)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE .             --                --               1,139
                                                            ------------      ------------      ------------
NET LOSS ..............................................     $     (9,921)     $     (3,892)     $     (3,092)
                                                            ============      ============      ============

EARNINGS (LOSS) PER SHARE:
  Loss from continuing operations .....................     $       (.73)     $       (.61)     $       (.07)
  Income (loss) from discontinued operations ..........             --                 .16              (.59)
  Cumulative effect of a change in accounting
     principle ........................................             --                --                 .18
                                                            ------------      ------------      ------------
NET LOSS PER SHARE ....................................     $       (.73)     $       (.45)     $       (.48)
                                                            ============      ============      ============

WEIGHTED AVERAGE COMMON SHARES AND COMMON SHARE
  EQUIVALENTS OUTSTANDING .............................       13,641,558         8,717,912         6,377,564
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

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                              CUMULATIVE                  NOTE
                                                                                FOREIGN                RECEIVABLE
                                                COMMON STOCK     ADDITIONAL    CURRENCY                   FOR
                                         ----------------------   PAID-IN     TRANSLATION  ACCUMULATED   COMMON       DEFERRED
                                            SHARES    PAR VALUE   CAPITAL     ADJUSTMENT      DEFICIT    STOCK      COMPENSATION
                                         ----------  ----------  ----------   ----------   ----------   ----------   ----------
BALANCE, August 31, 1994 ..............   6,667,437  $       67  $   13,217   $   (6,791)  $      (57)               $     --
 Interest on note receivable for common
   stock ..............................        --          --          --           --           --             (3)        --
 Net loss .............................        --          --          --           --         (3,092)        --           --
                                         ----------  ----------  ----------   ----------   ----------   ----------   ----------
BALANCE, AUGUST 31, 1995 ..............   6,667,437          67      13,217         --         (9,883)         (60)        --
 Shares issued under employment
   agreement ..........................     459,333           4         182         --           --           --           (186)
 Compensation expense .................        --          --          --           --           --           --             40
 Shares issued in connection with
   acquisitions .......................   1,551,455          16       3,743         --           --           --           --
 Shares issued as employee bonus ......      25,000        --            13         --           --           --           --
 Shares sold with warrants attached ...   1,500,000          15         897         --           --           --           --
 Exercise of warrants .................   1,000,000          10       1,490         --           --           --           --
 Shares sold ..........................      83,333           1         249         --           --           --           --
 Shares issued under option exercise ..      16,500        --            37         --           --           --           --
 Debentures converted into shares .....     828,289           8       1,652         --           --           --           --
 Compensation accrual for stock
   grant ..............................        --          --           400         --           --           --           --
 Interest on note receivable for common
   stock ..............................        --          --          --           --           --             (3)        --
 Foreign currency translation
   adjustment .........................        --          --          --             24         --           --           --
 Net loss .............................        --          --          --           --         (3,892)        --           --
                                         ----------  ----------  ----------   ----------   ----------   ----------   ----------
BALANCE, AUGUST 31, 1996 ..............  12,131,347         121      21,880           24      (13,775)         (63)        (146)
 Compensation expense, net ............        --          --            47         --           --           --            145
 Shares issued in connection with
   acquisitions .......................       4,650        --            18         --           --           --           --
 Shares issued in settlement of
   lawsuit ............................      77,922           1          41         --           --           --           --
 Shares issued in settlement of
   payables ...........................     429,570           4         367         --           --           --           --
 Shares sold, including 289,873
   treasury shares ....................   1,543,231          16         151         --           --           --           --
 Shares issued under stock grant ......     500,000           5          (5)        --           --           --           --
 Debentures converted into shares .....   2,841,773          28       2,770         --           --           --           --
 Shares contributed to 401(k) plan ....      42,528           1          38         --           --           --           --
 Interest on note receivable for common
   stock ..............................        --          --          --           --           --             (3)        --
 Foreign currency translation
   adjustment .........................        --          --          --             25         --           --           --
 Unrealized loss on available for sale
   securities .........................        --          --          --           --           --           --           --
 Net loss .............................        --          --          --           --         (9,921)        --           --
                                         ----------  ----------  ----------   ----------   ----------   ----------   ----------
BALANCE, AUGUST 31, 1997 ..............  17,571,021  $      176  $   25,307   $       49   $  (23,696)  $      (66)  $       (1)
                                         ==========  ==========  ==========   ==========   ==========   ==========   ==========

                                            UNREALIZED
                                            LOSS ON
                                            AVAILABLE
                                            FOR SALE      TREASURY
                                            SECURITIES      STOCK         TOTAL
                                            ----------   ----------   ----------
BALANCE, August 31, 1994 ..............     $     --     $   (1,028)  $    5,408
 Interest on note receivable for common
   stock ..............................           --           --             (3)
 Net loss .............................           --           --         (3,092)
                                            ----------   ----------   ----------
BALANCE, AUGUST 31, 1995 ..............           --         (1,028)       2,313
 Shares issued under employment
   agreement ..........................           --           --           --
 Compensation expense .................           --           --             40
 Shares issued in connection with
   acquisitions .......................           --           --          3,759
 Shares issued as employee bonus ......           --           --             13
 Shares sold with warrants attached ...           --           --            912
 Exercise of warrants .................           --           --          1,500
 Shares sold ..........................           --           --            250
 Shares issued under option exercise ..           --           --             37
 Debentures converted into shares .....           --           --          1,660
 Compensation accrual for stock
   grant ..............................           --           --            400
 Interest on note receivable for common
   stock ..............................           --           --             (3)
 Foreign currency translation
   adjustment .........................           --           --             24
 Net loss .............................           --           --         (3,892)
                                            ----------   ----------   ----------
BALANCE, AUGUST 31, 1996 ..............           --         (1,028)       7,013
 Compensation expense, net ............           --           --            192
 Shares issued in connection with
   acquisitions .......................           --           --             18
 Shares issued in settlement of
   lawsuit ............................           --           --             42
 Shares issued in settlement of
   payables ...........................           --           --            371
 Shares sold, including 289,873
   treasury shares ....................           --          1,028        1,195
 Shares issued under stock grant ......           --           --           --
 Debentures converted into shares .....           --           --          2,798
 Shares contributed to 401(k) plan ....           --           --             39
 Interest on note receivable for common
   stock ..............................           --           --             (3)
 Foreign currency translation
   adjustment .........................           --           --             25
 Unrealized loss on available for sale
   securities .........................           (300)        --           (300)
 Net loss .............................           --           --         (9,921)
                                            ----------   ----------   ----------
BALANCE, AUGUST 31, 1997 ..............     $     (300)         $--   $    1,469


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                           1997       1996       1995
                                                                         --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...........................................................  $  9,921)  $ (3,892)  $ (3,092)
   (Income) loss from discontinued operations .........................      --       (1,378)     3,791
   Cumulative effect of a change in accounting principle ..............      --         --       (1,139)
                                                                         --------   --------   --------
              Loss from continuing operations .........................    (9,921)    (5,270)      (440)
   Adjustments to reconcile net loss to net cash used in
        operating
        activities --
        depreciation and amortization .................................     2,384      1,401        959
        (Gain) loss on sale of assets .................................       534         12     (1,320)
        Noncash compensation expense ..................................       145        454       --
        Loss on write-down of assets ..................................     2,178       --         --
        Other noncash expenses ........................................       421         46        109
   Net change in operating assets and liabilities --
        receivables, net ..............................................      (487)    (1,000)       327
        Parts and supplies ............................................      (545)      (985)        11
        Prepaid expenses and other ....................................       468       (131)        43
       Accounts and notes payable, trade ..............................     2,699      2,191       (733)
       Accrued liabilities and other ..................................      (612)     1,734       (124)
                                                                         --------   --------   --------
               Net cash used in continuing operating activities .......    (2,736)    (1,548)    (1,168)
                                                                         --------   --------   --------
CASH FLOWS FROM DISCONTINUED OPERATIONS:
    Income (loss) from discontinued operations ........................      --        1,378     (3,791)
    Add (deduct) --
       depreciation expense ...........................................      --         --          250
       Asset additions ................................................      --         --          (27)
       Write-down of costs ............................................      --         --        3,002
       Accrued liabilities, estimated operating cost for
        disposal ......................................................      --         (510)       510
       Gain on sale of discontinued operations ........................      --       (1,400)      --
                                                                         --------   --------   --------
              Net cash used in discontinued operations ................      --         (532)       (56)
                                                                         --------   --------   --------
              Net cash used in operating activities ...................    (2,736)    (2,080)    (1,224)
                                                                         --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ................................    (3,595)    (6,430)      (293)
   Acquisitions, net of cash acquired .................................      --       (2,471)      --
   Other asset additions ..............................................        10     (1,696)      --
   Proceeds from asset sales and notes receivable .....................       965         19      2,700
                                                                         --------   --------   --------
              Net cash provided by (used in) investing
               activities .............................................    (2,620)   (10,578)     2,407
                                                                         --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt ...............................   (18,159)    (4,051)   (10,410)
   Financing and debt collateral payments .............................      --         (926)      (225)
   Proceeds from long-term debt borrowings ............................    21,764      3,673      9,677
   Proceeds from convertible debentures ...............................      --       10,950       --
   Bank overdraft .....................................................       162        530        (45)
   Proceeds from issuance of common stock .............................     1,195      2,700       --
                                                                         --------   --------   --------
              Net cash provided by (used in) financing
                activities ............................................     4,962     12,876     (1,003)
                                                                         --------   --------   --------

CASH AND CASH EQUIVALENTS:
  Increase (decrease) .................................................      (394)                 2180
  Beginning of year ...................................................       398        180       --
                                                                         --------   --------   --------
  End of year .........................................................  $      4   $    398   $    180
                                                                         ========   ========   ========

                                                                      1997    1996    1995
                                                                     ------  ------  -----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:
    Cash paid during the year for --
       Interest ...................................................  $1,762  $  458  $ 472
                                                                     ======  ======  =====
       Income taxes ...............................................  $  --   $  --   $ --
                                                                     ======  ======  =====
SUPPLEMENTAL DISCLOSURES OF NONCASH
     INVESTING AND FINANCING ACTIVITIES:
    Assets acquired in connection with acquisitions ...............  $  845  $9,636  $ 205
                                                                     ======  ======  =====
    Liabilities assumed in connection with acquisitions ...........  $  845  $1,690  $ --
                                                                     ======  ======  =====
    Common stock issued in connection with acquisitions ...........  $   18  $3,759  $ --
                                                                     ======  ======  =====
    Debt incurred in connection with acquisitions .................  $  --   $2,177  $ --
                                                                     ======  ======  =====
    Capital lease obligations incurred ............................  $   36  $  294  $ --
                                                                     ======  ======  =====
    Common stock issued in connection with debenture conversions ..  $2,798  $1,660  $ --
                                                                     ======  ======  =====
    Common stock issued to officers, directors and employees ......  $  400  $  346  $ --
                                                                     ======  ======  =====
    Common stock issued in settlement of lawsuit ..................  $   42  $  --   $ --
                                                                     ======  ======  =====
    Common stock issued in settlement of payables .................  $  371  $  --   $ --
                                                                     ======  ======  =====
    Common stock contributed to 401(k) plan .......................  $   39  $  --   $ --
                                                                     ======  ======  =====
    Sale of discontinued operations in exchange for shares of Titan
       stock ......................................................  $  --   $1,400  $ --
                                                                     ======  ======  =====
    Compensation accrual for stock grant ..........................  $  --   $  400  $ --
                                                                     ======  ======  =====
    Unrealized loss on available for sale securities ..............  $  300  $ --    $ --
                                                                     ======  ======  =====

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

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Income Taxes

         The Company accounts for income taxes using SFAS No. 109, "Accounting for Income Taxes," which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carry forwards. Deferred tax expense or benefit is recognized as a result of the changes in the assets and liabilities during the year. The Company has established a valuation allowance equal to its net domestic deferred tax asset.

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

2. FUTURE OPERATIONS, LIQUIDITY, CAPITAL RESOURCES AND VULNERABILITY DUE TO CERTAIN CONCENTRATIONS:



         The accompanying consolidated financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. During the years ended August 31, 1997, 1996 and 1995, the Company incurred net losses from continuing operations of $9,921, $5,270 and $440, respectively, and had negative cash flows from continuing operating activities of $2,736, $1,548 and $1,168, respectively. At August 31, 1997 and 1996, the
Company had negative working capital of approximately $2,058 and $273, respectively. These losses have been funded primarily through issuances of common stock and convertible debentures and debt financing. As discussed in Note 6, the Company was not in compliance with certain of its debt covenants. Subsequent to August 31, 1997, the Company was able to obtain certain additional capital resources and amend certain of the covenants governing its debt agreements which has allowed the Company to classify a substantial portion of its indebtedness as long-term at August 31, 1997 (see Note 19). However, these resources are limited and may not be sufficient to support its ongoing operations until such time as the Company is able to generate positive cash flows from operations. There is no assurance the Company will be able to achieve future positive cash flows sufficient to support operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its customers, its ability to obtain capital resources to support operations and its ability to successfully market its products and services. If the Company is unable to obtain additional capital resources, or if the funds obtained in such efforts are not adequate to support the Company until a successful level of operations is attained, the Company would likely be unable to continue operating as a going concern.


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


         Subsequent to August 31, 1997, a $2,500 bridge loan (Note 19) was obtained from White Owl Capital Partners ("White Owl") and certain others with the intention of providing additional capital for acquisitions and expansion of the Company's business. The Company, in October 1997, signed a letter of intent to purchase Fishing Tools, Inc. (FTI), for $6,500 cash and $1,000 in stock. This acquisition was completed in January 1998 and was funded with the proceeds from the sale of 11 million shares of common stock at $1 per share (Note 19).


         The Company's management believes that it is likely the Company's operating results for fiscal 1998 will significantly improve over fiscal 1997 and will generate sufficient working capital to sustain its operations throughout the year. However, there are no assurances that the Company can achieve such operating improvements.

         Also, the Company's products and services are marketed under highly competitive conditions. Products and services similar to those provided by the Company are available from competitors in the U.S. and foreign markets, many with greater financial resources than those of the Company. Approximately 24 percent and 9 percent of the Company's net sales for the years ended August 31, 1997 and 1996, respectively, and 34 percent and 23 percent of its total assets at August 31, 1997 and 1996, respectively, are attributable to foreign operations as described in Note 16.

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

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

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

4. PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

                                    August 31,
                               -------------------
                                 1997        1996       Asset Life
                               -------     -------     ------------
Property not in service ..     $   641     $   969
Land .....................         188         205
Buildings and improvements       1,645       1,848         20 years
Rental tools and equipment      24,468      21,733     5 - 10 years
Shop equipment and tools .       1,954       1,894          5 years
Transportation equipment .       1,742       1,694     3 -  5 years
Furniture and fixtures ...         621         534          5 years
Capital leases ...........         124         263     3 -  5 years
                               -------     -------
                               $31,383     $29,140
                               =======     =======

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

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

         Accrued liabilities and other consist of the following:


                                                                August 31
                                                           ------------------
                                                              1997      1996
                                                           --------  --------
Accrued bonuses.........................................   $      9  $    350
Accrued legal and professional fees.....................        476       850
Accrued interest expense................................         31        27
Accrued taxes...........................................        355       190
Accrued insurance expense...............................        201       150
Accrued consulting fees.................................        107       107
Accrued commissions.....................................         --       124
Bank overdraft..........................................        692       530
Other...................................................        332       325
                                                           --------  --------
                                                           $  2,203  $  2,653
                                                           ========  ========


         Included in other long-term liabilities at August 31, 1997 and 1996, is $676 and $254, respectively, of accrued interest expense related to the convertible debentures described in Note 7.

6. LONG-TERM DEBT, INCLUDING CAPITAL LEASE OBLIGATIONS:

         Long-term debt consists of the following:



                                                                   August 31
                                                             -------------------
                                                               1997       1996
                                                             --------   --------
Notes payable --
  Term loan with financial institution...................... $  3,384   $     --
  Inventory revolver with financial institution.............    2,500         --
  Receivable revolver with financial institution............    1,425         --
  Bank term note............................................       --      2,174
  Real estate...............................................       68         72
  Bank note assumed in Bosco acquisition....................       --        650
  Bosco.....................................................      330        550
  Bank note to fund Apex Tool acquisition...................       --        176
  Apex Tool.................................................       --        200
  Capital lease obligations and vehicle notes...............    1,478      1,392
  Related-party promissory note.............................       --        327
  Former officer............................................      172         --
                                                             --------   --------
                                                                9,357      5,541
  Less-- Current maturities.................................   (1,899)    (1,393)
                                                             --------   --------
Long-term debt, excluding current maturities................ $  7,458   $  4,148
                                                             ========   ========

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

         Maturities of long-term debt as of August 31, 1997, were as follows:



           1998                                              $ 1,899
           1999                                                1,173
           2000                                                  741
           2001                                                  824
           2002                                                4,672
           Thereafter                                             48
                                                             -------
                                                             $ 9,357
                                                             =======


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


         On July 27, 1995, the Company entered into a loan agreement with this bank that provided both a revolving line of credit and a term facility. See above for a description of the revolving credit line. The term note bore interest at 2.5 percent above a reference rate (8.25 percent at August 31, 1996) and was payable in monthly installments of $55 commencing December of 1995. The agreement was to remain in force for a three-year period. Both the revolving and term notes were secured by the Company's assets, not otherwise pledged as collateral under other debt agreements and were guaranteed by the Company's former chairman of the board and chief executive officer, the Company's former president and one of the Company's subsidiaries. The agreement contained covenants for compliance with reporting and prompt payment of certain items and required prior approval from the lender before entering into certain transactions. At August 31, 1996, and subsequent thereto, the Company was not in compliance with certain of the agreement's covenants and, thus, was in technical default on the term note. During the year ended August 31, 1997, the Company obtained new financing from KBK Financial, Inc. ("KBK") and paid off the term note. Accordingly, the term note described above has been classified in accordance with the terms of the new financing on the accompanying balance sheet at August 31, 1996.

         The new financing provides for a $2.5 million inventory based line of credit (Inventory Revolver), a $4 million receivable based revolver (Receivable Revolver) and a $3.5 million term loan (Term Loan) (collectively "Notes"). The Inventory Revolver allows for periodic borrowings, repayments and reborrowings up to the lesser of $2.5 million or an inventory and rental tools supported Borrowing Base, as defined, provides for monthly interest payments at a variable rate (15 percent at August 31, 1997) and matures in full in November 2001. The Receivable Revolver allows the Company to borrow up to $4 million of its eligible accounts receivable at a discount rate equal to the higher of 7 percent or the Base Rate, as defined, plus 5.5 percent (14 percent at August 31, 1997) and matures in full in December 1998. The Term Loan allows for borrowings up to the lesser of $3.5 million or the Borrowing Base, less the outstanding principal balance of the Inventory Revolver. The Term Loan bears interest at a variable rate (15 percent at August 31, 1997) and required monthly payments of interest only through May 1997. Beginning in June 1997, the Term Loan requires monthly principal and interest payments of $83 through May 2002 with a final payment of all unpaid principal and interest due in June 2002. The Notes are secured by substantially all of the assets of the Company and prohibit the payment of dividends on the Company's common stock. The loan agreement under the Notes requires compliance with various covenants including maintenance of a debt service coverage ratio, as defined, of 1.15:1 as of the fiscal quarter ended August 31, 1997, and increasing to 1.25:1 for each quarter ending November 30, 1997, through May 31, 1998, and 1.5:1 for the quarters ending August 31, 1998, and thereafter. Additionally, the Company must maintain a tangible net worth, as defined and amended, of not less than $10.5 million at all times. The tangible net worth requirement allows subordinated indebtedness, as defined, to be treated as a component of net worth. For purposes of this requirement, the convertible debentures as described in Note 7 are treated as tangible net worth. As a result of continuing operating losses

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES during the year ended August 31, 1997, certain of the Company's covenants were not met at August 31, 1997. Subsequent to August 31, 1997, the Company amended certain of the covenants governing the Notes (see Note 19).

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

         The Company leases vehicles and equipment under capital lease obligations that have varying terms from 24 to 59 months. Minimum lease payments are capitalized at implicit rates ranging from 9.8 percent to 11.5 percent. The vehicle notes payable have varying terms from 12 to 48 months and bear interest at rates ranging from 4.8 percent to 15.8 percent.

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

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

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

         On March 1, 1994, shareholders approved the 1994 Incentive Stock Option Plan (Incentive Plan) and 1994 Directors' Stock Option Plan (Directors' Plan). In August 1995, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-8 registering 500,000 shares of common stock as follows: 250,000 shares to the Incentive Plan and 250,000 shares to the Directors' Plan. The Incentive Plan provides that options may be granted to employees for up to 250,000 shares. Any one employee is limited to $100 of fair market value of stock at the time the option is granted. The purchase price of each option shall not be less than 100 percent of the fair market value of the Company's stock at the time the option is granted. The Directors' Plan provides that an option to acquire 5,500 shares be granted to each director of the Company as of the annual stockholders' meeting date in the years 1994 through 1998. The option price is the fair market value of the Company's stock at the time of the grant. The options are exercisable when granted. The aggregate number of shares that may be granted under this plan is limited to 250,000 shares.

         A summary of activity in the 1994 Directors' Plan is set forth below:

                                                              TOTAL                 EXERCISE
                                                              SHARES                  PRICE
                                                             RESERVED   ACTIVITY    PER SHARE
                                                             --------   --------    ---------
           Balances, August 31, 1994                         217,000     33,000

             Granted                                         (44,000)    44,000      $1.0156
                                                             -------    -------
           Balances, August 31, 1995                         173,000     77,000
             Granted                                         (49,500)    49,500      $3.6875
             Exercised                                           --      (5,500)     $2.1875
             Exercised                                           --      (5,500)     $1.0156
             Exercised                                           --      (5,500)     $3.6875
                                                             -------    -------
           Balances, August 31, 1996                         123,500    110,000
             Granted                                         (44,000)    44,000      $1.0938
                                                             -------    -------
           Balances, August 31, 1997                          79,500    154,000
                                                             =======    =======


           Issued and exercisable, August 31, 1997
             1994 grants                                                 27,500      $2.1875
             1995 grants                                                 38,500      $1.0156
             1996 grants                                                 44,000      $3.6875
             1997 grants                                                 44,000      $1.0938
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


         The weighted average exercise price per share of options outstanding was $1.84, $2.38, $1.52 and $2.19 as of August 31, 1997, 1996, 1995 and 1994,
respectively.

         At August 31, 1997, the following are weighted-average remaining contractual lives of options for each exercise price:

                           EXERCISE PRICE            WEIGHTED-AVERAGE REMAINING
                             PER SHARE                    CONTRACTUAL LIFE
                           --------------            --------------------------
                               $2.1875                        6.5 years
                               $1.0156                        7.5 years
                               $3.6875                        8.5 years
                               $1.0938                        9.5 years
                               $1.75                          9.1 years

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

         Subsequent to August 31, 1997, options to acquire 2,050,000 shares of the Company's common stock at an exercise price of $.50 per share were granted to certain key employees of the Company. Options on 810,000 of these shares were immediately vested while the remainder vest at the rate of 20 percent per year. The options expire 10 years from date of grant.

         In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued. SFAS No. 123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, SFAS No. 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Entities electing to remain with the accounting prescribed by APB No. 25, as the Company has, must make pro forma disclosures of net income (loss) and earnings
(loss) per share as if the fair value based method recommended by SFAS No. 123 had been applied. The impact of SFAS No. 123 on the Company's pro forma disclosures of net loss and net loss per share as if the fair value based method of accounting under SFAS No. 123 had been applied are as follows:

                                                                          August 31,
                                                                 --------------------------
                                                                    1997             1996
                                                                    ----             ----

Net loss . . . . . . . . . . . . . .   As Reported               $(  9,921)        $(3,892)
                                       Pro Forma                 $(10,049)         $(3,921)
Net loss per share . . . . . . . . .   As Reported               $(.73)            $(.45)
                                       Pro Forma                 $(.74)            $(.45)

         The weighted-average grant-date fair value of options granted during fiscal 1997 was $1.47 per option. This value was determined using an option pricing model with an expected term of five years, expected volatility of 132 percent, expected annual rate of quarterly dividends of zero and a risk-free discount rate of 6.25 percent.

         The weighted-average grant-date fair value of options granted during fiscal 1996 was $2.92 per option. This value was determined using an option pricing model with an expected term of five years, expected volatility of 104 percent, expected annual rate of quarterly dividends of zero and a risk-free discount rate of 6.20 percent.

         During the year ended August 31, 1995, the board of directors rescinded warrants issued to the Company's former chairman of the board and chief executive officer to purchase 2,000,000 shares at $5.25 per share. During the year ended August 31, 1996, 500,000 shares of the Company's restricted common stock was granted to the former chairman and officer in consideration of his years of service to the Company, his past personal guarantees of Company indebtedness and his return to the Company of the warrants referred to above as well as his return of options to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $5.25 per share.
These options were granted in December 1995.


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

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

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

         The net deferred tax assets (liabilities) include the following components:

                                                          1997       1996
                                                          ----       ----

               Deferred tax assets --
                 Net operating loss carryforwards      $ 8,126      $ 4,315

                 Tax credit carryforwards                  211          624
                 Property and equipment                   --            145
                 Allowance for receivables                 278           75
                 Liabilities                               216          464
                                                       -------      -------
                         Gross deferred tax assets       8,831        5,623
               Deferred tax liabilities--
                 Property and equipment (domestic)        (114)        --
                 Property and equipment (foreign)         (881)        (233)
                                                       -------      -------

                                                         7,836        5,390
               Total valuation allowance                (8,717)      (5,623)
                                                       -------      -------
               Net deferred tax liabilities            $  (881)     $  (233)
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

         At August 31, 1997, the Company had net operating loss (NOL) carry forwards of approximately $23,900 for income tax purposes. Such losses will expire in the years ending August 31, 2007 ($2,404), 2008 ($1,796), 2009
($3,668), 2010 ($2,704), 2011 ($5,149) and 2012 ($8,179). The Company has
approximately $86 of unused foreign income tax credits and unused investment tax credit carry forwards of approximately $125 to reduce future income taxes payable. The Company must first use its available NOL carry forwards to offset future taxable income before utilizing its available tax credits.

         The Company's ability to use its NOL and tax credit carry forwards to offset future taxable income is subject to the restrictions of Section 382 of the Internal Revenue Code (Code). Section 382 of the Code provides for annual limitations on the utilization of the NOL and tax credit carry forwards when the beneficial stock ownership of a corporation changes by more than 50 percentage points within a three-year period (an Ownership Change). As of August 31, 1997, the Company had incurred an Ownership Change. Additionally, because U.S. tax laws limit the time during which NOL and tax credit carry forwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.

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

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

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

11. OPERATING LEASES:

         The Company leases certain property and equipment under operating leases. Minimum payments for operating leases having initial or remaining noncancelable terms in excess of one year as of August 31, 1997, are as follows:

                    1998 ...........................   $210
                    1999 ...........................    158
                    2000 ...........................     16
                    2001 ...........................      1
                    2002 ...........................     --
                                                       ----
                    Total minimum lease payments       $385
                                                       ====

         Total rent expense for all operating leases amounted to $329, $81 and $62 for the years ended August 31, 1997, 1996 and 1995, respectively.

12. 401(k) EMPLOYEE BENEFIT PLAN:

         The Company has a 401(k) Employee Benefit Plan for employees that meet certain criteria. Company contributions to the plan are at the discretion of the board of directors. Employees may make voluntary contributions to the plan on their own behalf and direct how their accounts are invested. While the Company had accrued discretionary contributions in prior fiscal years, management of the Company determined during fiscal 1996 that such amounts would not be contributed to the 401(k) plan. Accordingly, approximately $105 relating to prior years' accruals was reversed into income during 1996. During the year ended August 31, 1997, the Company began contributing common stock to the 401(k) plan as discretionary contributions. For the year ended August 31, 1997, the Company recognized approximately $50 in expense associated with the 401(k) plan.

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

         In August 1996, a case was filed in the United States District Court for the Western District of New York alleging that the Company breached an obligation to convert certain debentures held by the plaintiff into the Company's common stock. In September 1997, the Company reached a settlement with those convertible debenture holders who had not previously converted their debentures whereby the Company agreed to convert all of such debenture holders'

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES then outstanding debenture debt of approximately $7,060, including accrued interest, into 10,633,333 shares of the Company's common stock. The Company also agreed to issue to such debenture holders five-year warrants to purchase an additional 957,000 shares of the Company's common stock at $1 per share. At August 31, 1997, the Company had accrued approximately $100 as its estimate of the fair value of the warrants issued in settlement of this matter.


         In 1996, the Company sued its placement agent and its principal and related entities (the "placement agent") in the Company's 1996 convertible debenture offering and the debenture holders in the United States District Court for the Western District of New York. In mid-1997, the Company settled with all of the debenture holders, and the judge ordered the case against the placement agent transferred to the United States District Court for the Northern District of Georgia. In response, in September 1997, a case was filed against the Company in Georgia State Court, which the Company removed to the United States District Court for the Northern District of Georgia, Atlanta Division, by the placement agent alleging that, in connection with such offering, the Company tortiously interfered with its business relationships, breached a Proprietary Information, Non-Circumvention and Indemnification Agreement between the Company and the placement agent, defamed the placement agent and engaged in conduct giving rise to an indemnification in favor of the placement agent. The Federal Court has now consolidated the two lawsuits. The Company is seeking unspecified millions of dollars in actual and punitive damages form the placement agent and the placement agent seeks actual damages in an amount not less than $1,000 per breach, exemplary damages in an amount not less than $2,500, interest, costs and attorney's fees. Although no assurance can be given, the Company believes it has meritorious claims against the transfer agent which it intends to prosecute vigorously and that it has meritorious defenses to the above action and intends to defend itself vigorously.


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

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

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

         Effective June 1996, the Company acquired substantially all of the assets of Reeled Tubular Components, Inc. (Houston, Texas), including the intellectual property rights to an obstruction removing device, for a cash payment of $50 and 20,000 shares of the Company's restricted common stock which were valued at $60 on the date of issuance.

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

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

                                                                                   YEAR ENDED
                                                                                 AUGUST 31, 1996
                                                                                 ---------------

                                                                                   (UNAUDITED)
                    Sales ...........................................               $ 14,710
                    Cost of sales ...................................                 (6,344)
                                                                                    --------
                    Gross profit ....................................               $  8,366
                                                                                    --------
                    Loss from continuing operations .................               $ (5,018)
                                                                                    ========
                    Loss per share from continuing operations........               $   (.58)
                                                                                    ========


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

16. GEOGRAPHIC INFORMATION:

         Information by geographic location for 1997 and 1996 is shown below. As discussed in Note 3, the Company's former operations in Azerbaijan are shown as discontinued operations in the consolidated financial statements:

                                                                                       YEAR ENDED
                                                                                       AUGUST 31
                                                                                ----------------------
                                                                                  1997          1996
                                                                                --------     --------
                    Net sales --
                      Domestic ..................................               $ 16,598     $ 10,857
                      Foreign ...................................                  5,277        1,104
                                                                                --------     --------
                              Total .............................               $ 21,875     $ 11,961
                                                                                ========     ========


                    Loss from continuing operations --
                      Domestic ..................................               $ (9,584)    $ (5,123)
                      Foreign ...................................                   (337)        (147)
                                                                                --------     --------
                              Total .............................               $ (9,921)    $ (5,270)
                                                                                ========     ========

                    Identifiable assets --
                      Domestic ..................................               $ 17,585     $ 21,552
                      Foreign ...................................                  9,032        6,350
                                                                                --------     --------
                              Total .............................               $ 26,617     $ 27,902
                                                                                ========     ========


         The Company's foreign operations relate to Panther and Villain as discussed in Note 15.

17. CHANGE IN ACCOUNTING PRINCIPLE -- PARTS AND SUPPLIES INVENTORY:

         During fiscal 1995, the Company's management concluded that a more appropriate accounting principle for parts and supplies is to recognize the cost of such items as an asset. The usage of these items are such that they are normally consumed in the performance of services on a one-time basis and are charged to the customer. As of August 31, 1995, the physical quantity of these items was valued at cost, determined by a method approximating average cost with appropriate allowance for excess, obsolescence and market value declines. Previously, these items were accounted for as equipment and amortized to operations over a 24-month period. The difference between parts and supplies determined as previously described and the unamortized cost as of August 31, 1995, was $1,139. This amount is shown in the accompanying statement of operations as the cumulative effect of a change in accounting principle. The effect on retained earnings (deficit) at the beginning of the 1995 fiscal year and pro forma amounts on operating results of the

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES prior years presented was not determinable. Management does not believe that the change had a significant effect on the operations for the year ended August 31, 1995. Management believes the new accounting principle provides a better matching of cost against revenue in future years and better reflects the assets of the Company.

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

         The results of operations by quarter for the fiscal years ended August 31, 1997 and 1996, were as follows:


                                                                                      INCOME (LOSS)
                                                                       INCOME (LOSS)   PER SHARE
                                                                           FROM           FROM
                                                  NET        GROSS      CONTINUING     CONTINUING
                                                 SALES       PROFIT     OPERATIONS     OPERATIONS
                                                 -----       ------     ----------     ----------

                   1997 -- quarter ended --
                     November 30 ..........     $ 5,141     $ 2,939     $  (882)          (.07)
                     February 28 ..........       5,248       2,971      (2,053)          (.17)
                     May 31 ...............       5,614       3,285      (2,111)          (.16)
                     August 31 ............       5,872       3,125      (4,875)          (.29)
                                                -------     -------     -------
                             Total ........     $21,875     $12,320     $(9,921)
                                                =======     =======     =======

                   1996 -- quarter ended --
                     November 30 ..........     $ 2,146     $ 1,299     $    12          $  --
                     February 29 ..........       2,036         950        (723)          (.08)
                     May 31 ...............       3,003       1,815        (635)          (.07)
                     August 31 ............       4,776       2,577      (3,924)          (.34)
                                                -------     -------     -------
                        Total .............     $11,961     $ 6,641     $(5,270)
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

19. SUBSEQUENT EVENTS:


         At August 31, 1997, the Company had borrowed approximately $7,300 under a $10,000 financing agreement with KBK. The financing agreement requires compliance with various financial covenants. As a result of continued losses, the Company was not in compliance with certain covenants at August 31, 1997. In January 1998, the Company

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES and KBK amended certain of the covenants governing the financing agreement which has allowed the Company to classify a substantial portion of the indebtedness due this financial institution as long-term at August 31, 1997. The amended covenants provide that the Company must maintain a debt service coverage ratio, as defined and amended, of not less than 1.0 to 1.0 as of the fiscal quarter ending February 28, 1998, and 1.25 to 1.0 as of the end of each fiscal quarter thereafter. The debt service coverage ratio requirement for the quarter ended November 30, 1997, was waived. The Company must also maintain a tangible net worth, as defined and amended, of not less than $8,500 as of the fiscal quarter ended November 30, 1997, and $18,000 as of the end of each fiscal quarter thereafter.

         In October 1997, the Company completed a private placement of $2,500 Senior Convertible Notes ("Senior Notes") and warrants to purchase 4 million shares of the Company's common stock at a purchase price of $.625 per share with White Owl and affiliates. The warrants expire on January 1, 2001. The Senior Notes were originally scheduled to mature on January 1, 1999, were interest free until June 30, 1998, and then were originally scheduled to bear interest at the prime rate, as defined, plus 2 percent. In January 1998, the Senior Notes were converted into 4 million shares of the Company's common stock concurrent with the equity placement described below.

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

3. Exhibit Index


  EXHIBIT
  NUMBER            IDENTIFICATION OF EXHIBIT
  ------            -------------------------

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

   *11      -- Computation of Earnings (Loss) Per Share

    21      -- Subsidiaries



                                                               STATE OF                NAME UNDER WHICH
                   NAME                                        INCORPORATION           DOING BUSINESS
                   ----                                        -------------           --------------
                                                                                       Ponder Energy
                   Ponder Energy Services, Inc                 Delaware                Services, Inc.
*23.1       -- Consent of Arthur Andersen LLP

*23.2       -- Consent of Harston, Kemp, Sanders & Stich, P.C.

*27         -- Financial Data Schedule



----------

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

                                    PONDER INDUSTRIES, INC.

                                    By    /s/ EUGENE L. BUTLER
                                      -----------------------------------
                                              Eugene L. Butler,
                                     President, Chief Executive Officer and
                                       Chairman of the Board of Directors

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

                   SIGNATURE                             Title
                   ---------                             -----
       /s/ EUGENE L. BUTLER
-------------------------------------
           Eugene L. Butler               President, Chief Executive Officer
                                          and Chairman of the Board of
                                          the Board of Directors

      /s/ FRANK J. WALL
-------------------------------------
          Frank J. Wall                   Senior Vice President of
                                          Operations and Director

     /s/ JOE R. NEMEC
-------------------------------------
         Joe R. Nemec                     Director

     /s/ JOHN ROANE
-------------------------------------
          John Roane                      Director

    /s/ RITTIE W. MILLIMAN, SR.
-------------------------------------
        Rittie W. Milliman, Sr.           Director

    /s/ JOHN LE SEELLEUR
-------------------------------------
        John Le Seelleur                  Director

                                INDEX TO EXHIBITS



  EXHIBIT
  NUMBER            IDENTIFICATION OF EXHIBIT
  ------            -------------------------

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

   *11      -- Computation of Earnings (Loss) Per Share

    21      -- Subsidiaries



                                                               STATE OF                NAME UNDER WHICH
                   NAME                                        INCORPORATION           DOING BUSINESS
                   ----                                        -------------           --------------
                                                                                       Ponder Energy
                   Ponder Energy Services, Inc                 Delaware                Services, Inc.
 *23.1      -- Consent of Arthur Andersen LLP

*23.2       -- Consent of Haiston, Kemp, Sanders & Stick, P.C.

*27         -- Financial Data Schedule


----------

* Filed herewith