Form 10-K/A
period 1997-08-31
PONDER INDUSTRIES INC
filed 1998-03-27
CIK 859917

--------------------------------------------------------------------------------


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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K   .
                           ---

                                 ---------------

         The number of shares outstanding of the Registrant's common stock as of November 24, 1997 is 28,681,620.

         The aggregate market value of the stock held by non-affiliates of the Registrant as of November 24, 1997 was approximately $37,110,587.

                                 ---------------

--------------------------------------------------------------------------------

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

FOREIGN OPERATIONS

         Information by geographic location for the fiscal years 1997 and 1996 is shown below. As discussed in Note 3 of the Notes to Consolidated Financial Statements, the Company's former operations in Azerbaijan are shown as discontinued operations in the Consolidated Financial Statements (expressed in thousands):

                                    YEAR ENDED    YEAR ENDED
                                    AUGUST 31,    AUGUST 31,
                                       1997          1996
                                    ----------    ----------
Net Sales --
Domestic..........................    $16,598       $10,857
Foreign...........................      5,277         1,104
                                      -------       -------
          Total...................    $21,875       $11,961
                                      =======       =======
Loss from continuing operations--
Domestic..........................    $(9,584)      $(5,123)
Foreign...........................       (337)         (147)
                                      -------       -------
          Total...................    $(9,921)      $(5,270)
                                      =======       =======
Identifiable assets--
Domestic..........................    $17,585       $21,552
Foreign...........................      9,032         6,350
                                      -------       -------
          Total...................    $26,617       $27,902
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

EXECUTIVE OFFICERS OF THE REGISTRANT

         The current executive officers of the Company, their names, ages, positions and tenure with the Company as of November 24, 1997 are as follows:

                                                           OFFICER
       NAME            AGE            POSITION              SINCE
       ----            ---            --------              -----
Eugene L. Butler.....   56   Chairman, President and Chief  1996
                             Executive Officer
Gerald A. Slaughter..   54   Senior Vice President and      1996
                             Chief Financial Officer
Frank J. Wall........   42   Senior Vice President of       1990
                             Operations
Shirley Meyer........   57   Vice President Human           1997
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


                                    PART II.

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         As of November 24, 1997, there were approximately 1,900 beneficial owners of the Company's common stock which is traded on the NASDAQ SmallCap System under the symbol "PNDR". The following table sets forth, for the calendar periods indicated, the range of high and low bid closing prices for the Company's common stock, as reported by the NASDAQ Small Cap System:

                        1997                     1996
                        ----                     ----
                    HIGH      LOW          HIGH      LOW
                    ----      ---          ----      ---
First Quarter....  $2-1/16   $1-3/8       $1-5/8    $  3/4
Second Quarter...   2         1-1/4        4-1/16    1
Third Quarter....   1-5/16    2-5/32       6-1/4     3-13/16
Fourth Quarter...   1-3/32      7/16       4-7/8     1-5/16

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

                            OPERATING STATEMENT DATA
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                       YEARS ENDED AUGUST 31
                                    ------------------------------------------------------------
                                     1997         1996         1995         1994         1993
                                     ----         ----         ----         ----         ----
Tool rentals and sales ..........   $21,875      $11,961      $ 6,757      $ 7,635      $ 8,719
                                    =======      =======      =======      =======      =======
Loss from continuing operations..   $(9,921)     $(5,270)     $  (440)     $(1,567)     $(1,280)
Income (loss) from discontinued
  operations ....................        --        1,378       (3,791)      (1,532)          --
Cumulative effect of change in
  accounting principle ..........        --           --        1,139           --           --
                                    -------      -------      -------      -------      -------
Net loss ........................   $(9,921)     $(3,892)     $(3,092)     $(3,099)     $(1,280)
                                    =======      =======      =======      =======      =======
Income (loss) per share --
Continuing operations ...........   $  (.73)     $  (.61)     $  (.07)     $  (.25)     $  (.20)
Discontinued operations .........        --          .16         (.59)        (.24)          --
Change in accounting principle ..        --           --          .18           --           --
                                    -------      -------      -------      -------      -------
Net loss ........................   $  (.73)     $  (.45)     $  (.48)     $  (.49)     $  (.20)
                                    =======      =======      =======      =======      =======


                               BALANCE SHEET DATA
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                       AUGUST 31
                                 -----------------------------------------------------
                                   1997        1996       1995       1994        1993
                                   ----        ----       ----       ----        ----
Working capital (deficit) ....   $(8,846)    $  (273)    $1,210    $(3,389)    $   425
Total assets .................    26,617      27,902      6,815     10,829      13,555
Long-term debt ...............       670       4,148      2,343         --       2,450
Stockholders' equity .........     1,469       7,013      2,312      5,407       8,508
Book value per common share ..    $  .08      $  .59     $  .36    $   .85     $  1.33



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

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants ................     F-1
Independent Auditors' Report ............................     F-2
Consolidated Balance Sheets -- August 31, 1997
  and 1996 ..............................................     F-3
Consolidated Statements of Operations for the years
  ended August 31, 1997, 1996 and 1995 ..................     F-4
Consolidated Statements of Stockholders' Equity for
  the years ended August 31, 1997, 1996 and 1995 ........     F-5
Consolidated Statements of Cash Flows for the years
  ended August 31, 1997, 1996 and 1995 ..................     F-6
Notes to Consolidated Financial Statements ..............     F-8

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

                                      /s/ HAIRSTON, KEMP, SANDERS & STICH, P.C.

San Antonio, Texas
November 20, 1995

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS -- AUGUST 31, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS


                                                                                        1997         1996
                                                                                        ----         ----
CURRENT ASSETS:
  Cash and cash equivalents ....................................................     $      4      $    398
  Receivables, net of allowance for doubtful accounts of
    $657 and $138 in 1997 and 1996, respectively ...............................        4,134         3,647
  Parts and supplies ...........................................................        2,622         2,077
  Available for sale securities ................................................          800            --
  Prepaid expenses and other ...................................................           46           514
                                                                                     --------      --------
         Total current assets ..................................................        7,606         6,636
                                                                                     --------      --------
AVAILABLE FOR SALE SECURITIES ..................................................           --           900
                                                                                     --------      --------
OTHER RECEIVABLE ...............................................................           --           500
                                                                                     --------      --------
PROPERTY AND EQUIPMENT .........................................................       31,383        29,140
                                                                                     --------      --------
  Less-- Accumulated depreciation and amortization .............................      (14,278)      (12,645)
                                                                                     --------      --------
                                                                                       17,105        16,495
                                                                                     --------      --------
OTHER ASSETS ...................................................................          122         1,284
DEFERRED ASSETS, net ...........................................................          423           854
GOODWILL, net of accumulated amortization of $393 and $346
  in 1997 and 1996, respectively ...............................................        1,361         1,233

                                                                                        1,906         3,371
TOTAL ASSETS ...................................................................     $ 26,617      $ 27,902
                                                                                     ========      ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt .........................................     $  1,899      $  1,393
  Accounts and notes payable, trade ............................................        5,562         2,863
  Accrued liabilities and other ................................................        2,203         2,653
                                                                                     --------      --------
         Total current liabilities .............................................        9,664         6,909
                                                                                     --------      --------
LONG-TERM DEBT, less current maturities ........................................        7,458         4,148
                                                                                     --------      --------
OTHER LONG-TERM LIABILITIES ....................................................          765           449
                                                                                     --------      --------
DEFERRED TAXES PAYABLE .........................................................          881           233
                                                                                     --------      --------
CONVERTIBLE DEBENTURES .........................................................        6,380         9,150
                                                                                     --------      --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized 50,000,000 shares, issued 17,571,021 and 12,131,347 shares as of August 31, 1997 and 1996, respectively, of which
    0 and 289,873 are held in treasury as of August 31, 1997 and
    1996, respectively .........................................................          176           121
  Additional paid-in capital ...................................................       25,307        21,880
  Cumulative foreign currency translation adjustment ...........................           49            24
  Accumulated deficit ..........................................................      (23,696)      (13,775)
  Note receivable for common stock .............................................          (66)          (63)
  Deferred compensation ........................................................           (1)         (146)
  Unrealized loss on available for sale securities .............................         (300)           --
  Treasury stock ...............................................................           --        (1,028)
                                                                                     --------      --------
         Total stockholders' equity ............................................        1,469         7,013
                                                                                     --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................     $ 26,617      $ 27,902
                                                                                     ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                                 1997            1996               1995
                                                                                 ----            ----               ----
TOOL RENTALS AND SALES .................................................     $     21,875      $     11,961      $      6,757
COSTS OF SERVICE AND SALES .............................................            9,555             5,320             3,361
                                                                             ------------      ------------      ------------
          GROSS PROFIT .................................................           12,320             6,641             3,396
                                                                             ------------      ------------      ------------
EXPENSES:
  OPERATING ............................................................           10,900             4,941             2,230
  GENERAL AND ADMINISTRATIVE ...........................................            6,250             6,478             2,603
                                                                             ------------      ------------      ------------
                                                                                   17,150            11,419             4,833
                                                                             ------------      ------------      ------------
          OPERATING LOSS ...............................................           (4,830)           (4,778)           (1,437)
OTHER INCOME (EXPENSE):
  INTEREST, NET ........................................................           (2,402)             (673)             (471)
  GAIN (LOSS) ON SALE OF ASSETS ........................................             (534)              (12)            1,320
  LOSS ON WRITE-DOWN OF ASSETS .........................................           (2,178)               --                --
  OTHER ................................................................               23               260               148
                                                                             ------------      ------------      ------------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES ..................................................           (9,921)           (5,203)             (440)
INCOME TAX EXPENSE .....................................................               --               (67)               --
                                                                             ------------      ------------      ------------
LOSS FROM CONTINUING OPERATIONS ........................................           (9,921)           (5,270)             (440)
                                                                             ------------      ------------      ------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
  OPERATIONS ...........................................................               --               (22)             (389)
  DISPOSAL OF ASSETS INCLUDING OPERATIONS IN DISPOSAL
     PERIOD ............................................................               --                --            (3,402)
  GAIN ON SALE OF DISCONTINUED OPERATIONS ..............................               --             1,400                --
                                                                             ------------      ------------      ------------
INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS ...........................................................               --             1,378            (3,791)
                                                                             ------------      ------------      ------------
LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE ............................................................           (9,921)           (3,892)           (4,231)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE ..................               --                --             1,139
                                                                             ------------      ------------      ------------
NET LOSS ...............................................................     $     (9,921)     $     (3,892)     $     (3,092)
                                                                             ============      ============      ============

EARNINGS (LOSS) PER SHARE:
  LOSS FROM CONTINUING OPERATIONS ......................................     $       (.73)     $      (.61)      $       (.07)
  INCOME (LOSS) FROM DISCONTINUED OPERATIONS ...........................               --              .16               (.59)
  CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
     PRINCIPLE .........................................................               --                --               .18
                                                                             ------------      ------------      ------------
NET LOSS PER SHARE .....................................................     $       (.73)     $      (.45)      $       (.48)
                                                                             ============      ===========       ============

WEIGHTED AVERAGE COMMON SHARES AND COMMON SHARE
  EQUIVALENTS OUTSTANDING ..............................................       13,641,558         8,717,912         6,377,564
                                                                             ============      ============      ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)




                                                                                                     CUMULATIVE
                                                                                                       FOREIGN
                                                          COMMON STOCK           ADDITIONAL           CURRENCY
                                                          ------------            PAID-IN            TRANSLATION    ACCUMULATED
                                                      SHARES       PAR VALUE      CAPITAL            ADJUSTMENT        DEFICIT
                                                      ------       ---------      -------            ----------        -------

BALANCE, August 31, 1994 ......................      6,667,437     $       67     $   13,217       $   (6,791)     $      (57)
 INTEREST ON NOTE RECEIVABLE FOR COMMON
   STOCK ......................................             --             --             --               --              --
 NET LOSS .....................................             --             --             --               --          (3,092)
                                                    ----------     ----------     ----------       ----------      ----------
BALANCE, AUGUST 31, 1995 ......................      6,667,437             67         13,217               --          (9,883)
 SHARES ISSUED UNDER EMPLOYMENT
   AGREEMENT ..................................        459,333              4            182               --              --
 COMPENSATION EXPENSE .........................             --             --             --               --              --
 SHARES ISSUED IN CONNECTION WITH
   ACQUISITIONS ...............................      1,551,455             16          3,743               --              --
 SHARES ISSUED AS EMPLOYEE BONUS ..............         25,000             --             13               --              --
 SHARES SOLD WITH WARRANTS ATTACHED ...........      1,500,000             15            897               --              --
 EXERCISE OF WARRANTS .........................      1,000,000             10          1,490               --              --
 SHARES SOLD ..................................         83,333              1            249               --              --
 SHARES ISSUED UNDER OPTION EXERCISE ..........         16,500             --             37               --              --
 DEBENTURES CONVERTED INTO SHARES .............        828,289              8          1,652               --              --
 COMPENSATION ACCRUAL FOR STOCK
   GRANT ......................................             --             --            400               --              --
 INTEREST ON NOTE RECEIVABLE FOR COMMON
   STOCK ......................................             --             --             --               --              --
 FOREIGN CURRENCY TRANSLATION
   ADJUSTMENT .................................             --             --             --               24              --
 NET LOSS .....................................             --             --             --               --          (3,892)
                                                    ----------     ----------     ----------       ----------      ----------
BALANCE, AUGUST 31, 1996 ......................     12,131,347            121         21,880               24         (13,775)
 COMPENSATION EXPENSE, NET ....................             --             --             47               --              --
 SHARES ISSUED IN CONNECTION WITH
   ACQUISITIONS ...............................          4,650             --             18               --              --
 SHARES ISSUED IN SETTLEMENT OF
   LAWSUIT ....................................         77,922              1             41               --              --
 SHARES ISSUED IN SETTLEMENT OF
   PAYABLES ...................................        429,570              4            367               --              --
 SHARES SOLD, INCLUDING 289,873
   TREASURY SHARES ............................      1,543,231             16            151               --              --
 SHARES ISSUED UNDER STOCK GRANT ..............        500,000              5             (5)              --              --
 DEBENTURES CONVERTED INTO SHARES .............      2,841,773             28          2,770               --              --
 SHARES CONTRIBUTED TO 401(K) PLAN ............         42,528              1             38               --              --
 INTEREST ON NOTE RECEIVABLE FOR COMMON
   STOCK ......................................             --             --             --               --              --
 FOREIGN CURRENCY TRANSLATION
   ADJUSTMENT .................................             --             --             --               25              --
 UNREALIZED LOSS ON AVAILABLE FOR SALE
   SECURITIES .................................             --             --             --               --              --
 NET LOSS .....................................             --             --             --               --          (9,921)
                                                    ----------     ----------     ----------       ----------      ----------
BALANCE, AUGUST 31, 1997 ......................     17,571,021     $      176     $   25,307       $       49      $  (23,696)
                                                    ==========     ==========     ==========       ==========      ==========




                                                         NOTE                         UNREALIZED
                                                      RECEIVABLE                       LOSS ON
                                                          FOR                         AVAILABLE
                                                        COMMON          DEFERRED       FOR SALE         TREASURY
                                                        STOCK         COMPENSATION    SECURITIES          STOCK           TOTAL
                                                      ----------      ----------      ----------          -----           -----
BALANCE, August 31, 1994 ......................       $       --      $       --      $   (1,028)     $    5,408
 INTEREST ON NOTE RECEIVABLE FOR COMMON
   STOCK ......................................               (3)             --              --              --              (3)
 NET LOSS .....................................               --              --              --              --          (3,092)
                                                      ----------      ----------      ----------      ----------      ----------
BALANCE, AUGUST 31, 1995 ......................              (60)             --              --          (1,028)          2,313
 SHARES ISSUED UNDER EMPLOYMENT
   AGREEMENT ..................................               --            (186)             --              --              --
 COMPENSATION EXPENSE .........................               --              40              --              --              40
 SHARES ISSUED IN CONNECTION WITH
   ACQUISITIONS ...............................               --              --              --              --           3,759
 SHARES ISSUED AS EMPLOYEE BONUS ..............               --              --              --              --              13
 SHARES SOLD WITH WARRANTS ATTACHED ...........               --              --              --              --             912
 EXERCISE OF WARRANTS .........................               --              --              --              --           1,500
 SHARES SOLD ..................................               --              --              --              --             250
 SHARES ISSUED UNDER OPTION EXERCISE ..........               --              --              --              --              37
 DEBENTURES CONVERTED INTO SHARES .............               --              --              --              --           1,660
 COMPENSATION ACCRUAL FOR STOCK
   GRANT ......................................               --              --              --              --             400
 INTEREST ON NOTE RECEIVABLE FOR COMMON
   STOCK ......................................               (3)             --              --              --              (3)
 FOREIGN CURRENCY TRANSLATION
   ADJUSTMENT .................................               --              --              --              --              24
 NET LOSS .....................................               --              --              --              --          (3,892)
                                                      ----------      ----------      ----------      ----------      ----------
BALANCE, AUGUST 31, 1996 ......................              (63)           (146)             --          (1,028)          7,013
 COMPENSATION EXPENSE, NET ....................               --             145              --              --             192
 SHARES ISSUED IN CONNECTION WITH
   ACQUISITIONS ...............................               --              --              --              --              18
 SHARES ISSUED IN SETTLEMENT OF
   LAWSUIT ....................................               --              --              --              --              42
 SHARES ISSUED IN SETTLEMENT OF
   PAYABLES ...................................               --              --              --              --             371
 SHARES SOLD, INCLUDING 289,873
   TREASURY SHARES ............................               --              --              --           1,028           1,195
 SHARES ISSUED UNDER STOCK GRANT ..............               --              --              --              --              --
 DEBENTURES CONVERTED INTO SHARES .............               --              --              --              --           2,798
 SHARES CONTRIBUTED TO 401(K) PLAN ............               --              --              --              --              39
 INTEREST ON NOTE RECEIVABLE FOR COMMON
   STOCK ......................................               (3)             --              --              --              (3)
 FOREIGN CURRENCY TRANSLATION
   ADJUSTMENT .................................               --              --              --              --              25
 UNREALIZED LOSS ON AVAILABLE FOR SALE
   SECURITIES .................................               --              --            (300)             --            (300)
 NET LOSS .....................................               --              --              --              --          (9,921)
                                                      ----------      ----------      ----------      ----------      ----------
BALANCE, AUGUST 31, 1997 ......................       $      (66)     $       (1)     $     (300)     $       --      $    1,469
                                                      ==========      ==========      ==========      ==========      ==========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                               1997          1996         1995
                                                                               ----          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..............................................................  $ (9,921)     $ (3,892)     $ (3,092)
   (Income) loss from discontinued operations ............................        --        (1,378)        3,791
   Cumulative effect of a change in accounting principle .................        --            --        (1,139)
                                                                            --------      --------      --------
              Loss from continuing operations ............................    (9,921)       (5,270)         (440)
   Adjustments to reconcile net loss to net cash used in operating activities --
        Depreciation and amortization ....................................     2,384         1,401           959
        (Gain) loss on sale of assets ....................................       534            12        (1,320)
        Noncash compensation expense .....................................       145           454            --
        Loss on write-down of assets .....................................     2,178            --            --
        Other noncash expenses ...........................................       421            46           109
   Net change in operating assets and liabilities --
        Receivables, net .................................................      (487)       (1,000)          327
        Parts and supplies ...............................................      (545)         (985)           11
        Prepaid expenses and other .......................................       468          (131)           43
        Accounts and notes payable, trade ................................     2,699         2,191          (733)
        Accrued liabilities and other ....................................      (612)        1,734          (124)
                                                                            --------      --------      --------
               Net cash used in continuing operating activities ..........    (2,736)       (1,548)       (1,168)
                                                                            --------      --------      --------
CASH FLOWS FROM DISCONTINUED OPERATIONS:
    Income (loss) from discontinued operations ...........................        --         1,378        (3,791)
    Add (deduct)--
       Depreciation expense ..............................................        --            --           250
       Asset additions ...................................................        --            --           (27)
       Write-down of costs ...............................................        --            --         3,002
       Accrued liabilities, estimated operating cost for disposal ........        --          (510)          510
       Gain on sale of discontinued operations ...........................        --        (1,400)           --
                                                                            --------      --------      --------
              Net cash used in discontinued operations ...................        --          (532)          (56)
                                                                            --------      --------      --------
              Net cash used in operating activities ......................    (2,736)       (2,080)       (1,224)
                                                                            --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ...................................    (3,595)       (6,430)         (293)
   Acquisitions, net of cash acquired ....................................        --        (2,471)           --
   Other asset additions .................................................        10        (1,696)           --
   Proceeds from asset sales and notes receivable ........................       965            19         2,700
                                                                            --------      --------      --------
              Net cash provided by (used in) investing activities ........    (2,620)      (10,578)        2,407
                                                                            --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt ..................................   (18,159)       (4,051)      (10,410)
   Financing and debt collateral payments ................................        --          (926)         (225)
   Proceeds from long-term debt borrowings ...............................    21,764         3,673         9,677
   Proceeds from convertible debentures ..................................        --        10,950            --
   Bank overdraft ........................................................       162           530           (45)
   Proceeds from issuance of common stock ................................     1,195         2,700            --
                                                                            --------      --------      --------
              Net cash provided by (used in) financing activities ........     4,962        12,876        (1,003)
                                                                            --------      --------      --------
CASH AND CASH EQUIVALENTS:
   Increase (decrease) ...................................................      (394)          218           180
   Beginning of year .....................................................       398           180            --
                                                                            --------      --------      --------
   End of year ...........................................................  $      4      $    398      $    180
                                                                            ========      ========      ========

                                                                               1997          1996         1995
                                                                               ----          ----         ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:
    Cash paid during the year for --
       Interest ..........................................................  $  1,762      $    458      $    472
                                                                            ========      ========      ========
       Income taxes ......................................................  $     --      $     --      $     --
                                                                            ========      ========      ========
SUPPLEMENTAL DISCLOSURES OF NONCASH
     INVESTING AND FINANCING ACTIVITIES:
    Assets acquired in connection with acquisitions ......................  $    845      $  9,636      $    205
                                                                            ========      ========      ========
    Liabilities assumed in connection with acquisitions ..................  $    845      $  1,690      $     --
                                                                            ========      ========      ========
    Common stock issued in connection with acquisitions ..................  $     18      $  3,759      $     --
                                                                            ========      ========      ========
    Debt incurred in connection with acquisitions ........................  $     --      $  2,177      $     --
                                                                            ========      ========      ========
    Capital lease obligations incurred ...................................  $     36      $    294      $     --
                                                                            ========      ========      ========
    Common stock issued in connection with debenture conversions .........  $  2,798      $  1,660      $     --
                                                                            ========      ========      ========
    Common stock issued to officers, directors and employees .............  $    400      $    346      $     --
                                                                            ========      ========      ========
    Common stock issued in settlement of lawsuit .........................  $     42      $     --      $     --
                                                                            ========      ========      ========
    Common stock issued in settlement of payables ........................  $    371      $     --      $     --
                                                                            ========      ========      ========
    Common stock contributed to 401(k) plan ..............................  $     39      $     --      $     --
                                                                            ========      ========      ========
    Sale of discontinued operations in exchange for shares of Titan
       stock .............................................................  $     --      $  1,400      $     --
                                                                            ========      ========      ========
    Compensation accrual for stock grant .................................  $     --      $    400      $     --
                                                                            ========      ========      ========
    Unrealized loss on available for sale securities .....................  $    300      $     --      $     --
                                                                            ========      ========      ========

The accompanying notes are an integral part of these consolidated financial statements

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

         During the year ended August 31, 1997, the Company contributed approximately $446 in cash and equipment for the formation of a joint venture in Dubai. During the fourth quarter of 1997, the Company concluded that the joint venture would not be viable and recognized a loss of $446 related to its investment in the joint venture. The Company recognized no revenue or expenses from the joint venture with the exception of the amount written off.

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

Income Taxes

         The Company accounts for income taxes using SFAS No. 109, "Accounting for Income Taxes," which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carry forwards. Deferred tax expense or benefit is recognized as a result of the changes in

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES the assets and liabilities during the year. The Company has established a valuation allowance equal to its net domestic deferred tax asset.

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

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

         Approximately 3 percent and 5 percent of the Company's total assets and 54 percent and 20 percent of its total stockholders' equity at August 31, 1997 and 1996, respectively, relate to the Company's available for sale securities related to Titan Resources, Inc. (Titan), as described in Note 3. Management of the Company believes such amounts are recorded at their fair market values based upon quoted sales prices for Titan at August 31, 1997 and 1996, with an appropriate deduction because the Titan stock is a restricted security. Due to the thinly traded nature and volatility of this security, there can be no assurance that the Company will realize the book value of its Titan related investments. The inability of the Company to realize its Titan related investments could have a material adverse effect on the Company's future results of operations and its financial position. At October 17, 1997, the last quoted sales price for Titan was $.47 per share.

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

         In February of 1996, the Company sold its operations in Azerbaijan to Titan for 2,000,000 shares of Titan stock and recognized a gain of $1,400. The Company sold 500,000 shares of Titan stock to an investment company for a $500 receivable, which is presented as an Other Receivable on the 1996 consolidated balance sheet. The remaining 1,500,000 shares of Titan stock were valued at an estimated fair market value of $900 ($.60 per share). During the year ended August 31, 1997, the investment company returned the 500,000 shares of Titan stock in settlement of its receivable. The Titan stock was estimated to have a fair market value of $200 when returned resulting in a loss of $300. The Titan stock is shown as available for sale securities on the accompanying consolidated balance sheets at August 31, 1997 and 1996, in accordance with the guidelines of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At August 31, 1996, the estimated fair market value of Titan was $.60 per share and, thus, no unrealized holding gain or loss was reported as a separate component of stockholders' equity. At August 31, 1997, the estimated fair market value of Titan was $.40 per share and an unrealized holding loss of $300 is reported as a separate component of stockholders' equity.

4. PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

                                   August 31,
                                1997       1996         Asset Life
                                ----       ----       ----------

Property not in service ..     $   641     $   969
Land .....................         188         205
Buildings and improvements       1,645       1,848     20 years
Rental tools and equipment      24,468      21,733     5 - 10 years
Shop equipment and tools .       1,954       1,894     5 years
Transportation equipment .       1,742       1,694     3 - 5 years
Furniture and fixtures ...         621         534     5 years
Capital leases ...........         124         263     3 - 5 years
                                   ---         ---
                               $31,383     $29,140
                               =======     =======


                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

         Accrued liabilities and other consist of the following:


                                                       August 31
                                                   ---------------
                                                   1997       1996
                                                    ----      ----
  Accrued bonuses ...................             $    9     $  350
  Accrued legal and professional fees                476        850
  Accrued interest expense ..........                 31         27
  Accrued taxes .....................                355        190
  Accrued insurance expense .........                201        150
  Accrued consulting fees ...........                107        107
  Accrued commissions ...............                 --        124
  Bank overdraft ....................                692        530
  Other .............................                332        325
                                                  ------     ------
                                                  $2,203     $2,653
                                                  ======     ======



         Included in other long-term liabilities at August 31, 1997 and 1996, is $676 and $254, respectively, of accrued interest expense related to the convertible debentures described in Note 7.

6. LONG-TERM DEBT, INCLUDING CAPITAL LEASE OBLIGATIONS:

         Long-term debt consists of the following:


                                                                   August 31
                                                               ---------------
                                                               1997       1996
                                                               ----       ----
Notes payable --
  Term loan with financial institution...................... $  3,384   $     --
  Inventory revolver with financial institution.............    2,500         --
  Receivable revolver with financial institution............    1,425         --
  Bank term note............................................       --      2,174
  Real estate...............................................       68         72
  Bank note assumed in Bosco acquisition....................       --        650
  Bosco.....................................................      330        550
  Bank note to fund Apex Tool acquisition...................       --        176
  Apex Tool.................................................       --        200
  Capital lease obligations and vehicle notes...............    1,478      1,392
  Related-party promissory note.............................       --        327
  Former officer............................................      172         --
                                                             --------   --------
                                                                9,357      5,541
  Less-- Current maturities.................................   (1,899)    (1,393)
                                                             --------   --------
Long-term debt, excluding current maturities................ $  7,458   $  4,148
                                                             ========   ========


                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         Maturities of long-term debt as of August 31, 1997, were as follows:



         1998.............................................. $ 1,899
         1999..............................................   1,173
         2000..............................................     741
         2001..............................................     824
         2002..............................................   4,672
         Thereafter........................................      48
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

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

         During the year ended August 31, 1997, the Company's president and chief executive officer resigned. The Company and the former officer entered into an agreement in May 1997 whereby the Company agreed to a final payment schedule for its September 1995 purchase of Armstrong Tool, Inc. (see Note 15), which was previously wholly owned by the former officer and his spouse. Additionally, the agreement stipulated the payout provisions under the former officer's employment agreement entered into in September of 1995 and the cancellation of an option held by the former officer to purchase 145,455 shares of the Company's common stock. The final payment schedule for the purchase of Armstrong Tool, Inc., requiring monthly payments of approximately $12 through August 1998 (subsequently settled through the issuance of common stock as described below), and the severance agreement payments of approximately $8 per month through August 1999, are both noninterest bearing. The Company has imputed interest on the severance agreement payments at 15 percent per annum, its estimated incremental borrowing rate. As a result of the agreement entered into with the former officer, as well as the acceleration of deferred compensation associated with an award of 459,333 shares of the Company's common stock to the former officer in fiscal 1996, the Company was required to accrue for and recognize approximately $450 in compensation expense during the year ended August 31, 1997, including the amount by which the final payment schedule for the purchase of Armstrong Tool exceeded the carrying value of the original Armstrong Tool note payable. In August 1997, indebtedness to the former officer of $219, including interest, related to the purchase of Armstrong Tool, Inc., was settled through the issuance of approximately 280,000 shares of the Company's common stock. The common stock was valued at the carrying value of the indebtedness which approximated the fair market value of the common stock.

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

8.  EMPLOYEE STOCK PLANS:

         In June 1992, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-8 registering 859,740 shares of common stock for various stock option plans. The shares have been registered as follows: 200,000 shares to Incentive Stock Option Plan; 200,000 shares to NonQualified Stock Option Plan; 200,000 shares to Stock Bonus Plan; and 259,740 shares to the 1989 Keyman Stock Option Plan.

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

         A summary of activity in the 1994 Directors' Plan is set forth below:


                                                      Total                  Exercise
                                                     Shares                    Price
                                                    Reserved     Activity    Per Share
                                                    --------     --------    ---------

Balances, August 31, 1994.........................   217,000       33,000
  Granted.........................................   (44,000)      44,000     $1.0156
                                                     -------      -------
Balances, August 31, 1995.........................   173,000       77,000
  Granted.........................................   (49,500)      49,500     $3.6875
  Exercised.......................................        --       (5,500)    $2.1875
  Exercised.......................................        --       (5,500)    $1.0156
  Exercised.......................................        --       (5,500)    $3.6875
                                                     -------      -------
Balances, August 31, 1996.........................   123,500      110,000
  Granted.........................................   (44,000)      44,000     $1.0938
                                                     -------      -------
Balances, August 31, 1997.........................    79,500      154,000
                                                     =======      =======

Issued and exercisable, August 31, 1997
  1994 grants.....................................                 27,500     $2.1875
  1995 grants.....................................                 38,500     $1.0156
  1996 grants.....................................                 44,000     $3.6875
  1997 grants.....................................                 44,000     $1.0938
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

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The weighted average exercise price per share of options outstanding was $1.84, $2.38, $1.52 and $2.19 as of August 31, 1997, 1996, 1995 and 1994,
respectively.

         At August 31, 1997, the following are weighted-average remaining contractual lives of options for each exercise price:


            EXERCISE PRICE             WEIGHTED-AVERAGE REMAINING
               PER SHARE                    CONTRACTUAL LIFE
           ----------------            --------------------------
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

                                                             August 31,
                                                      -----------------------
                                                        1997            1996
                                                      --------        -------
Net loss . . . . . . . . . . . . . . As Reported      $( 9,921)       $(3,892)
                                     Pro Forma        $(10,054)       $(4,020)
Net loss per share . . . . . . . . . As Reported      $(.73)          $(.45)
                                     Pro Forma        $(.74)          $(.46)

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

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

         The net deferred tax assets (liabilities) include the following components:


                                      1997       1996
                                      ----       ----
Deferred tax assets --
  Net operating loss carryforwards. $  8,126   $  4,315
  Tax credit carryforwards.........      211        624
  Property and equipment...........       --        145
  Allowance for receivables........      278         75
  Liabilities......................      216        464
                                    --------   ---------
          Gross deferred tax assets    8,831      5,623
Deferred tax liabilities --
  Property and equipment (domestic)     (114)         --
  Property and equipment (foreign).     (881)      (233)
                                       7,836      5,390
Total valuation allowance..........   (8,717)    (5,623)
                                    --------   ---------
Net deferred tax liabilities....... $   (881)  $   (233)
                                    ========   ========



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

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

11. OPERATING LEASES:

         The Company leases certain property and equipment under operating leases. Minimum payments for operating leases having initial or remaining noncancelable terms in excess of one year as of August 31, 1997, are as follows:


          1998.......................... $  210
          1999..........................    158
          2000..........................     16
          2001..........................      1
          2002..........................     --
                                         ------
          Total minimum lease payments.. $  385
                                         ======


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

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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


                                                     Year Ended
                                                   August 31, 1996
                                                     -----------
                                                     (Unaudited)


          Sales..................................     $14,710
          Cost of sales..........................      (6,344)
                                                      -------
          Gross profit...........................     $ 8,366
                                                      -------
          Loss from continuing operations........     $(5,018)
                                                      =======
          Loss per share from continuing operations   $  (.58)
                                                      =======


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

16. GEOGRAPHIC INFORMATION:

         Information by geographic location for 1997 and 1996 is shown below. As discussed in Note 3, the Company's former operations in Azerbaijan are shown as discontinued operations in the consolidated financial statements:


                                              Year Ended
                                               August 31
                                               ---------
                                            1997       1996
                                            ----       ----
Net sales --
  Domestic........................        $ 16,598   $ 10,857
  Foreign.........................           5,277      1,104
                                          --------   --------
          Total...................        $ 21,875   $ 11,961
                                          ========   ========
Loss from continuing operations--
  Domestic........................        $ (9,584)  $ (5,123)
  Foreign.........................            (337)      (147)
                                          --------   --------
          Total...................        $ (9,921)  $ (5,270)
                                          ========   ========
Identifiable assets--
  Domestic........................        $ 17,585   $ 21,552
  Foreign.........................           9,032      6,350
                                          --------   --------
          Total...................        $ 26,617   $ 27,902
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

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

         The results of operations by quarter for the fiscal years ended August 31, 1997 and 1996, were as follows:


                                                                     Income (Loss)
                                                     Income (Loss)     Per Share
                                                         From            From
                                 Net       Gross      Continuing      Continuing
                                Sales     Profit      Operations      Operations
                                -----     ------      ----------      ----------
1997 -- quarter ended --
  November 30 .............     $ 5,141     $ 2,939     $  (882)     $  (.07)
  February 28 .............       5,248       2,971      (2,053)        (.17)
  May 31 ..................       5,614       3,285      (2,111)        (.16)
  August 31 ...............       5,872       3,125      (4,875)        (.29)
                                -------     -------     -------
          Total ...........     $21,875     $12,320     $(9,921)
                                =======     =======     =======

1996-- quarter ended--
  November 30 .............     $ 2,146     $ 1,299     $    12      $ --
  February 29 .............       2,036         950        (723)        (.08)
  May 31 ..................       3,003       1,815        (635)        (.07)
  August 31 ...............       4,776       2,577      (3,924)        (.34)
                                -------     -------     -------
     Total ................     $11,961     $ 6,641     $(5,270)
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

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

19. SUBSEQUENT EVENTS:

         At August 31, 1997, the Company had borrowed approximately $7,300 under a $10,000 financing agreement with KBK. The financing agreement requires compliance with various financial covenants. As a result of continued losses, the Company was not in compliance with certain covenants at August 31, 1997. In January 1998, the Company and KBK amended certain of the covenants governing the financing agreement which has allowed the Company to classify a substantial portion of the indebtedness due this financial institution as long-term at August 31, 1997. The amended covenants provide that the Company must maintain a debt service coverage ratio, as defined and amended, of not less than 1.0 to 1.0 as of the fiscal quarter ending February 28, 1998, and 1.25 to 1.0 as of the end of each fiscal quarter thereafter. The debt service coverage ratio requirement for the quarter ended November 30, 1997, was waived. The Company must also maintain a tangible net worth, as defined and amended, of not less than $8,500 as of the fiscal quarter ended November 30, 1997, and $18,000 as of the end of each fiscal quarter thereafter.

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

                                    PONDER INDUSTRIES, INC.

                                    By        /s/ EUGENE L. BUTLER
                                      ---------------------------------------
                                                 Eugene L. Butler,
                                      President, Chief Executive Officer and
                                        Chairman of the Board of Directors

                                    By       /s/ GERALD A. SLAUGHTER
                                      ---------------------------------------
                                               Gerald A. Slaughter,
                                  Senior Vice President, Chief Financial Officer
                                      (Chief Financial and Accounting Officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on November 24, 1997.


                   SIGNATURE                             Title

       /s/ EUGENE L. BUTLER
       ---------------------------
           Eugene L. Butler               President, Chief Executive Officer
                                          and Chairman of the Board of
                                          the Board of Directors

      /s/ FRANK J. WALL
       ---------------------------
          Frank J. Wall                   Senior Vice President of
                                          Operations and Director

     /s/ JOE R. NEMEC
       ---------------------------
         Joe R. Nemec                     Director

     /s/ JOHN ROANE
       ---------------------------
         John Roane                       Director

    /s/ RITTIE W. MILLIMAN, SR.
       ---------------------------
        Rittie W. Milliman, Sr.           Director

    /s/ JOHN M. LE SEELLEUR
       ---------------------------
        John M. Le Seelleur               Director

                                INDEX TO EXHIBIT


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