Form 10-Q/A
period 1997-11-30
PONDER INDUSTRIES INC
filed 1998-03-27
CIK 859917

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                    CLASS                             OUTSTANDING AT DECEMBER 31, 1997
                    -----                             --------------------------------
         Common Stock, $.01 par value                            28,733,981

================================================================================

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

                                     INDEX

                                                                         PAGE
                                                                         ----
PART I   FINANCIAL INFORMATION (Unaudited)
Item 1:  Condensed Consolidated Balance Sheets as of November 30,
         1997, and August 31, 1997...................................       3
         Condensed Consolidated Statements of Operations for the
         Three Months Ended November 30, 1997 and 1996...............       4
         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended November 30, 1997 and 1996...............       5
         Notes to Condensed Consolidated Financial Statements........       6
Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................       8
PART II  OTHER INFORMATION
Item 1:  Legal Proceedings...........................................      10
Item 2:  Changes in Securities.......................................      10
Item 3:  Defaults Upon Senior Securities.............................      10
Item 4:  Submission of Matters to a Vote of Security Holders.........      10
Item 5:  Other Information...........................................      10
Item 6:  Exhibits and Reports on Form 8-K............................      10

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS


                                                              NOVEMBER 30,    AUGUST 31,
                                                                  1997           1997
                                                              ------------    ----------
                                                              (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.................................    $      3       $      4
  Receivables, net..........................................       4,588          4,134
  Parts and supplies........................................       2,752          2,622
  Available for sale securities.............................         800            800
  Prepaid expenses and other................................         546             46
                                                                --------       --------
          Total current assets..............................       8,689          7,606
                                                                --------       --------
PROPERTY AND EQUIPMENT......................................      31,711         31,383
  Less -- Accumulated depreciation and amortization.........     (14,756)       (14,278)
                                                                --------       --------
                                                                  16,955         17,105
                                                                --------       --------
OTHER ASSETS................................................         178            122
DEFERRED ASSETS, net                                                  77            423
GOODWILL, net...............................................       1,341          1,361
                                                                --------       --------
                                                                   1,596          1,906
                                                                --------       --------
          TOTAL ASSETS......................................    $ 27,240       $ 26,617
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................    $  1,878       $  1,899
  Accounts and notes payable, trade.........................       4,585          5,562
  Accrued liabilities and other.............................       1,876          2,203
                                                                --------       --------
          Total current liabilities.........................       8,339          9,664
                                                                --------       --------
LONG-TERM DEBT, less current maturities.....................       7,635          7,458
                                                                --------       --------
OTHER LONG-TERM LIABILITIES.................................          76            765
                                                                --------       --------
DEFERRED TAXES PAYABLE......................................         830            881
                                                                --------       --------
CONVERTIBLE DEBENTURES......................................          --          6,380
                                                                --------       --------
SENIOR CONVERTIBLE NOTES....................................       2,266             --
                                                                --------       --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, authorized 50,000,000
     shares, issued 28,681,620 shares and 17,571,021 shares
     at November 30, 1997, and August 31, 1997,
     respectively...........................................         287            176
  Additional paid-in capital................................      32,210         25,307
  Cumulative foreign currency translation adjustment........          83             49
  Accumulated deficit.......................................     (24,120)       (23,696)
  Note receivable for common stock                                   (66)           (66)
  Deferred compensation.....................................          --             (1)
  Unrealized loss on available for sale securities..........        (300)          (300)
                                                                --------       --------
          Total stockholders' equity........................       8,094          1,469
                                                                --------       --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........    $ 27,240       $ 26,617
                                                                ========       ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION

                                                                    THREE MONTHS
                                                                  ENDED NOVEMBER 30
                                                              -------------------------
                                                                 1997           1996
                                                              -----------    ----------
TOOL RENTALS AND SALES......................................  $     5,101    $    5,141
COSTS OF SERVICE AND SALES..................................        1,814         2,203
                                                              -----------    ----------
          Gross profit......................................        3,287         2,938
                                                              -----------    ----------
EXPENSES:
  Operating.................................................        2,287         2,320
  General and administrative................................          947         1,157
                                                              -----------    ----------
                                                                    3,234         3,477
                                                              -----------    ----------
          Operating income (loss)...........................           53          (539)
OTHER INCOME (EXPENSE):
  Interest, net.............................................         (443)         (354)
  Gain (loss) on disposal of assets.........................          (34)           --
  Other.....................................................           --            11
                                                              -----------    ----------
NET INCOME (LOSS)...........................................  $      (424)   $     (882)
                                                              ===========    ==========
EARNINGS (LOSS) PER SHARE...................................  $      (.02)   $     (.07)
                                                              ===========    ==========
WEIGHTED AVERAGE COMMON SHARES AND COMMON SHARE EQUIVALENTS
  OUTSTANDING...............................................   25,029,799    12,243,850
                                                              ===========    ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 THREE MONTHS
                                                              ENDED NOVEMBER 30
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $  (424)   $  (882)
  Adjustments to reconcile net loss to net cash used in
     operating activities --
     Depreciation and amortization..........................      549        692
     Loss on disposal of assets.............................       34         --
     Deferred compensation expense..........................        1         13
  Net change in operating assets and liabilities --
     Receivables............................................     (454)      (498)
     Parts and supplies.....................................     (130)       (98)
     Prepaid expenses and other.............................     (500)        57
     Accounts and notes payable, trade......................     (977)     1,054
     Accrued liabilities and other..........................     (460)      (404)
                                                              -------    -------
          Net cash used in operating activities.............   (2,361)       (66)
                                                              -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................     (422)    (1,210)
                                                              -------    -------
          Net cash used in investing activities.............     (422)    (1,210)
                                                              -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of long-term debt......................   (4,198)      (946)
  Bank overdraft............................................      133         86
  Proceeds from long-term debt borrowings...................    4,347      1,807
  Proceeds from Senior Convertible Notes....................    2,500         --
                                                              -------    -------
          Net cash provided by financing activities.........    2,782        947
                                                              -------    -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................       --        111
                                                              -------    -------
CASH AND CASH EQUIVALENTS:
  Increase (decrease).......................................       (1)      (218)
  Beginning of period.......................................        4        398
                                                              -------    -------
  End of period.............................................  $     3    $   180
                                                              =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for --
     Interest...............................................  $   437    $    91
                                                              =======    =======
     Income taxes...........................................  $    --         --
                                                              =======    =======
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Common stock issued in connection with debenture
     conversions............................................  $ 6,713    $    --
                                                              =======    =======
  Common stock contributed to 401(k) plan...................  $    66    $    --
                                                              =======    =======
  Assets acquired in connection with acquisitions...........  $    --        812
                                                              =======    =======
  Liabilities assumed in connection with acquisitions.......  $    --        812
                                                              =======    =======
  Common stock issued in connection with acquisitions.......  $    --         19
                                                              =======    =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    PONDER INDUSTRIES, INC. AND SUBSIDIARIES

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

2. LONG-TERM DEBT:

     See Note 4 for a description of Senior Convertible Notes placed in October 1997.


     At August 31, 1997, the Company had borrowed approximately $7,300 under a $10,000 financing agreement with KBK Financial, Inc. ("KBK"). The financing agreement requires compliance with various financial covenants. As a result of continued losses, the Company was not in compliance with certain covenants at August 31, 1997. In January 1998, the Company and KBK amended certain of the covenants governing the financing agreement which has allowed the Company to classify a substantial portion of the indebtedness due this financial institution as long-term at November 30, 1997 and August 31, 1997. The amended covenants provide that the Company must maintain a debt service coverage ratio, as defined and amended, of not less than 1.0 to 1.0 as of the fiscal quarter ending February 28, 1998, and 1.25 to 1.0 as of the end of each fiscal quarter thereafter. The debt service coverage ratio requirement for the quarter ended November 30, 1997, was waived. The Company must also maintain a tangible net worth, as defined and amended, of not less than $8,500 as of the fiscal quarter ended November 30, 1997, and $18,000 as of the end of each fiscal quarter thereafter.


3. CONTINGENCIES:

     In 1996, the Company sued its placement agent and its principal and related entities (the "placement agent") in the Company's 1996 convertible debenture offering and the debenture holders in the United States District Court for the Western District of New York. In mid-1977, the Company settled with all of the debenture holders, and the judge ordered the case against the placement agent transferred to the United States District Court for the Northern District of Georgia. In response, in September 1997, a case was filed against the Company in Georgia State Court, which the Company removed to the United States District Court for the Northern District of Georgia, Atlanta Division, by the placement agent alleging that, in connection with such offering, the Company tortiously interfered with its business relationships, breached a Proprietary Information,

                    PONDER INDUSTRIES, INC. AND SUBSIDIARIES

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

LIQUIDITY AND CAPITAL RESOURCES


     A $2,500,000 bridge loan was obtained in October 1997 from White Owl Capital Partners ("White Owl") and certain others with the intention of providing additional capital for acquisitions and expansion of the Company's business. The Company, in October 1997, signed a letter of intent to purchase Fishing Tools, Inc. (FTI), for $6,500,000 cash and $1,000,000 in stock. In January 1998, the Company acquired all of the outstanding stock of FTI under the same terms as the letter of intent. The cash consideration for the purchase of FTI was provided through an equity placement with the affiliates of White Owl. The equity placement consisted of the sale of 11 million shares of the Company's common stock at $1 per share. Concurrent with this equity placement, the notes representing the bridge loan were converted into 4 million shares of the Company's common stock. See Note 5 of notes to condensed consolidated financial statements.


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


     At November 30, 1997, and August 31, 1997, the Company had working capital (deficit) of approximately $.3 million and $(2.1) million, respectively. The current ratio was approximately 1.04 to 1.0 at November 30, 1997, compared to
 .79 to 1.0 at August 31, 1997.



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

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS -- FOR A DESCRIPTION OF LEGAL PROCEEDINGS AGAINST THE COMPANY, SEE NOTE 3 OF THE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED HEREIN.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- NONE

ITEM 5. OTHER INFORMATION -- NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         *4.1            -- Registration Rights Agreement among the Company, White
                            Owl Capital Partners, Arvid Sanger, Antony T. F. Lundy
                            and Karl Bandtel dated October 15, 1997.
        *10.1            -- Settlement Agreement and Release among the Company,
                            Eugene L. Butler, Larry Armstrong and certain
                            Debentureholders dated September 26, 1997.
        *10.2            -- Securities Purchase Agreement among the Company, White
                            Owl Capital Partners, Arvid Sanger, Antony T. F. Lundy
                            and Karl Bandtel dated October 15, 1997.
        *11              -- Computation of Earnings (Loss) Per Share.
        *27              -- Financial Data Schedule.

---------------

* Filed herewith

     (b) Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PONDER INDUSTRIES, INC.

                                            By     /s/ EUGENE L. BUTLER
                                             -----------------------------------
                                             Eugene L. Butler
                                             President, Chief Executive Officer
                                               and
                                             Chairman of the Board of Directors

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
