Form 10-K/A
period 1997-08-31
PONDER INDUSTRIES INC
filed 1998-04-09
CIK 859917

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

FOREIGN OPERATIONS

         Information by geographic location for the fiscal years 1997 and 1996 is shown below. As discussed in Note 3 of the Notes to Consolidated Financial Statements, the Company's former operations in Azerbaijan are shown as discontinued operations in the Consolidated Financial Statements (expressed in thousands):

                                                                                     YEAR ENDED     YEAR ENDED
                                                                                     AUGUST 31,     AUGUST 31,
                                                                                        1997           1996
                                                                                      --------       --------
           Net Sales --
           Domestic  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $16,598        $10,857
           Foreign . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,277          1,104
                                                                                      --------       --------
                     Total . . . . . . . . . . . . . . . . . . . . . . . . . .         $21,875        $11,961
                                                                                       =======        =======
           Loss from continuing operations --
           Domestic  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $(9,584)       $(5,123)
           Foreign . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (337)          (147)
                                                                                      --------       --------
                     Total . . . . . . . . . . . . . . . . . . . . . . . . . .         $(9,921)       $(5,270)
                                                                                       =======        =======
           Identifiable assets --
           Domestic  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $17,585        $21,552
           Foreign . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,032          6,350
                                                                                      --------       --------
                     Total . . . . . . . . . . . . . . . . . . . . . . . . . .         $26,617        $27,902
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

                                    PART II.

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         As of November 24, 1997, there were approximately 1,900 beneficial owners of the Company's common stock which is traded on the NASDAQ SmallCap System under the symbol "PNDR". The following table sets forth, for the calendar periods indicated, the range of high and low bid closing prices for the Company's common stock, as reported by the NASDAQ Small Cap System:

                                                         1997                                1996
                                                         ----                                ----
                                                HIGH              LOW              HIGH               LOW
                                              --------          -------          --------           -------
         First Quarter . . . . . . . .        $2-1/16            $1-3/8           $1-5/8           $  3/4
         Second Quarter  . . . . . . .         2                  1-1/4            4-1/16           1
         Third Quarter . . . . . . . .         1-5/16             2-5/32           6-1/4            3-13/16
         Fourth Quarter  . . . . . . .         1-3/32               7/16           4-7/8            1-5/16

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

                            OPERATING STATEMENT DATA
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                  YEARS ENDED AUGUST 31
                                                  -------------------------------------------------------------
                                                    1997         1996         1995         1994          1993
                                                  --------    ---------     --------     ---------    ---------
           Tool rentals and sales  . . . . . .    $21,875       $11,961       $ 6,757      $ 7,635       $8,719
                                                  =======       =======       =======      =======       ======
           Loss from continuing operations . .    $(9,921)      (5,270)      $  (440)     $(1,567)      (1,280)

           Income (loss) from discontinued
             operations  . . . . . . . . . . .         --        1,378        (3,791)      (1,532)          --
           Cumulative effect of change in
             accounting principle  . . . . . .         --           --         1,139           --           --
                                                  -------       ------       -------      -------       ------
           Net loss  . . . . . . . . . . . . .    $(9,921)      $(3,892)      $(3,092)     $(3,099)      $(1,280)
                                                  =======       =======       =======      =======       =======
           Income (loss) per share --
           Continuing operations . . . . . . .    $   (.73)     $  (.61)     $  (.07)     $  (.25)      $  (.20)
           Discontinued operations . . . . . .         --           .16         (.59)        (.24)          --
           Change in accounting principle  . .         --           --           .18           --           --
                                                  -------       ------       -------      -------       ------
           Net loss  . . . . . . . . . . . . .    $   (.73)     $  (.45)     $  (.48)     $  (.49)      $  (.20)
                                                  ========      =======      =======      =======       =======


                               BALANCE SHEET DATA
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                              AUGUST 31
                                                           ------------------------------------------------
                                                           1997       1996       1995       1994       1993
                                                           ----       ----       ----       -----      ----
             Working capital (deficit) . . . . . .      $(2,058)   $  (273)     $1,210    $(3,389)   $   425
             Total assets  . . . . . . . . . . . .        26,617     27,902      6,815     10,829     13,555
             Long-term debt  . . . . . . . . . . .         7,458      4,148      2,343         --      2,450
             Stockholders' equity  . . . . . . . .         1,469      7,013      2,312      5,407      8,508
             Book value per common share . . . . .          $.08       $.59       $.36       $.85      $1.33

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

                                       /s/ HAIRSTON, KEMP, SANDERS & STICH, P.C.

San Antonio, Texas
November 20, 1995

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS -- AUGUST 31, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS


                                                                  1997          1996
                                                                --------      --------
CURRENT ASSETS:
  Cash and cash equivalents ..................................  $      4      $    398
  Receivables, net of allowance for doubtful accounts of
    $657 and $138 in 1997 and 1996, respectively .............     4,134         3,647
  Parts and supplies .........................................     2,622         2,077
  Available for sale securities ..............................       800            --
  Prepaid expenses and other .................................        46           514
                                                                --------      --------
         Total current assets ................................     7,606         6,636
                                                                --------      --------
AVAILABLE FOR SALE SECURITIES ................................        --           900
                                                                --------      --------
OTHER RECEIVABLE .............................................        --           500
                                                                --------      --------
PROPERTY AND EQUIPMENT .......................................    31,383        29,140
                                                                --------      --------
  Less-- Accumulated depreciation and amortization ...........   (14,278)      (12,645)
                                                                --------      --------
                                                                  17,105        16,495
                                                                --------      --------
OTHER ASSETS .................................................       122         1,284
DEFERRED ASSETS, net .........................................       423           854
GOODWILL, net of accumulated amortization of $393 and $346
  in 1997 and 1996, respectively .............................     1,361         1,233
                                                                --------      --------
                                                                   1,906         3,371
                                                                --------      --------
TOTAL ASSETS .................................................  $ 26,617      $ 27,902
                                                                ========      ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt .......................  $  1,899      $  1,393
  Accounts and notes payable, trade ..........................     5,562         2,863
  Accrued liabilities and other ..............................     2,203         2,653
                                                                --------      --------
         Total current liabilities ...........................     9,664         6,909
                                                                --------      --------
LONG-TERM DEBT, less current maturities ......................     7,458         4,148
                                                                --------      --------
OTHER LONG-TERM LIABILITIES ..................................       765           449
                                                                --------      --------
DEFERRED TAXES PAYABLE .......................................       881           233
                                                                --------      --------
CONVERTIBLE DEBENTURES .......................................     6,380         9,150
                                                                --------      --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized 50,000,000
    shares, issued 17,571,021 and 12,131,347 shares as of
    August 31, 1997 and 1996, respectively, of which 0 and
    289,873 are held in treasury as of August 31, 1997 and
    1996, respectively .......................................       176           121
  Additional paid-in capital .................................    25,307        21,880
  Cumulative foreign currency translation adjustment .........        49            24
  Accumulated deficit ........................................   (23,696)      (13,775)
  Note receivable for common stock ...........................       (66)          (63)
  Deferred compensation ......................................        (1)         (146)
  Unrealized loss on available for sale securities ...........      (300)           --
  Treasury stock .............................................        --        (1,028)
                                                                --------      --------
         Total stockholders' equity ..........................     1,469         7,013
                                                                --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................  $ 26,617      $ 27,902
                                                                ========      ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                1997              1996              1995
                                                            ------------      ------------      ------------
TOOL RENTALS AND SALES ...................................  $     21,875      $     11,961      $      6,757
COSTS OF SERVICE AND SALES ...............................         9,555             5,320             3,361
                                                            ------------      ------------      ------------
          Gross profit ...................................        12,320             6,641             3,396
                                                            ------------      ------------      ------------
EXPENSES:
  Operating ..............................................        10,900             4,941             2,230
  General and administrative .............................         6,250             6,478             2,603
                                                            ------------      ------------      ------------
                                                                  17,150            11,419             4,833
                                                            ------------      ------------      ------------
          Operating loss .................................        (4,830)           (4,778)           (1,437)
OTHER INCOME (EXPENSE):
  Interest, net ..........................................        (2,402)             (673)             (471)
  Gain (loss) on sale of assets ..........................          (534)              (12)            1,320
  Loss on write-down of assets ...........................        (2,178)               --                --
  Other ..................................................            23               260               148
                                                            ------------      ------------      ------------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES ....................................        (9,921)           (5,203)             (440)
INCOME TAX EXPENSE .......................................            --               (67)               --
                                                            ------------      ------------      ------------
LOSS FROM CONTINUING OPERATIONS ..........................        (9,921)           (5,270)             (440)
                                                            ------------      ------------      ------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
  Operations .............................................            --               (22)             (389)
  Disposal of assets including operations in disposal
     period ..............................................            --                --            (3,402)
  Gain on sale of discontinued operations ................            --             1,400                --
                                                            ------------      ------------      ------------
INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS .............................................            --             1,378            (3,791)
                                                            ------------      ------------      ------------
LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE ..............................................        (9,921)           (3,892)           (4,231)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE ....            --                --             1,139
                                                            ------------      ------------      ------------
NET LOSS .................................................  $     (9,921)     $     (3,892)     $     (3,092)
                                                            ============      ============      ============
EARNINGS (LOSS) PER SHARE:
  Loss from continuing operations ........................  $       (.73)     $       (.61)     $       (.07)
  Income (loss) from discontinued operations .............            --               .16              (.59)
  Cumulative effect of a change in accounting
     principle ...........................................            --                --               .18
                                                            ------------      ------------      ------------
NET LOSS PER SHARE .......................................  $       (.73)     $       (.45)     $       (.48)
                                                            ============      ============      ============
WEIGHTED AVERAGE COMMON SHARES AND COMMON SHARE
  EQUIVALENTS OUTSTANDING ................................    13,641,558         8,717,912         6,377,564
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

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)



                                                                                             CUMULATIVE
                                                                                              FOREIGN
                                                      COMMON STOCK           ADDITIONAL       CURRENCY
                                               -------------------------      PAID-IN        TRANSLATION     ACCUMULATED
                                                 SHARES       PAR VALUE       CAPITAL        ADJUSTMENT        DEFICIT
                                               ----------     ----------     ----------      -----------     -----------
BALANCE, August 31, 1994 .................      6,667,437     $       67     $   13,217              --      $   (6,791)
 Interest on note receivable for common
   stock .................................             --             --             --              --              --
 Net loss ................................             --             --             --              --          (3,092)
                                               ----------     ----------     ----------      ----------      ----------
BALANCE, AUGUST 31, 1995 .................      6,667,437             67         13,217              --          (9,883)
 Shares issued under employment
   agreement .............................        459,333              4            182              --              --
 Compensation expense ....................             --             --             --              --              --
 Shares issued in connection with
   acquisitions ..........................      1,551,455             16          3,743              --              --
 Shares issued as employee bonus .........         25,000             --             13              --              --
 Shares sold with warrants attached ......      1,500,000             15            897              --              --
 Exercise of warrants ....................      1,000,000             10          1,490              --              --
 Shares sold .............................         83,333              1            249              --              --
 Shares issued under option exercise .....         16,500             --             37              --              --
 Debentures converted into shares ........        828,289              8          1,652              --              --
 Compensation accrual for stock
   grant .................................             --             --            400              --              --
 Interest on note receivable for common
   stock .................................             --             --             --              --              --
 Foreign currency translation
   adjustment ............................             --             --             --              24              --
 Net loss ................................             --             --             --              --          (3,892)
                                               ----------     ----------     ----------      ----------      ----------
BALANCE, AUGUST 31, 1996 .................     12,131,347            121         21,880              24         (13,775)
 Compensation expense, net ...............             --             --             47              --              --
 Shares issued in connection with
   acquisitions ..........................          4,650             --             18              --              --
 Shares issued in settlement of
   lawsuit ...............................         77,922              1             41              --              --
 Shares issued in settlement of
   payables ..............................        429,570              4            367              --              --
 Shares sold, including 289,873
   treasury shares .......................      1,543,231             16            151              --              --
 Shares issued under stock grant .........        500,000              5             (5)             --              --
 Debentures converted into shares ........      2,841,773             28          2,770              --              --
 Shares contributed to 401(k) plan .......         42,528              1             38              --              --
 Interest on note receivable for common
   stock .................................             --             --             --              --              --
 Foreign currency translation
   adjustment ............................             --             --             --              25              --
 Unrealized loss on available for sale
   securities ............................             --             --             --              --              --
 Net loss ................................             --             --             --              --          (9,921)
                                               ----------     ----------     ----------      ----------      ----------
BALANCE, AUGUST 31, 1997 .................     17,571,021     $      176     $   25,307      $       49      $  (23,696)
                                               ==========     ==========     ==========      ==========      ==========
                                                  NOTE                         UNREALIZED
                                               RECEIVABLE                       LOSS ON
                                                  FOR                          AVAILABLE
                                                 COMMON         DEFERRED        FOR SALE       TREASURY
                                                 STOCK        COMPENSATION     SECURITIES       STOCK             TOTAL
                                               ----------      ----------      ----------      --------        ----------
BALANCE, August 31, 1994 .................     $      (57)     $       --      $       --      $   (1,028)     $    5,408
 Interest on note receivable for common
   stock .................................             (3)             --              --              --              (3)
 Net loss ................................             --              --              --              --          (3,092)
                                               ----------      ----------      ----------      --------        ----------
BALANCE, AUGUST 31, 1995 .................            (60)             --              --          (1,028)          2,313
 Shares issued under employment
   agreement .............................             --            (186)             --              --              --
 Compensation expense ....................             --              40              --              --              40
 Shares issued in connection with
   acquisitions ..........................             --              --              --              --           3,759
 Shares issued as employee bonus .........             --              --              --              --              13
 Shares sold with warrants attached ......             --              --              --              --             912
 Exercise of warrants ....................             --              --              --              --           1,500
 Shares sold .............................             --              --              --              --             250
 Shares issued under option exercise .....             --              --              --              --              37
 Debentures converted into shares ........             --              --              --              --           1,660
 Compensation accrual for stock
   grant .................................             --              --              --              --             400
 Interest on note receivable for common
   stock .................................             (3)             --              --              --              (3)
 Foreign currency translation
   adjustment ............................             --              --              --              --              24
 Net loss ................................             --              --              --              --          (3,892)
                                               ----------      ----------      ----------      --------        ----------
BALANCE, AUGUST 31, 1996 .................            (63)           (146)             --          (1,028)          7,013
 Compensation expense, net ...............             --             145              --              --             192
 Shares issued in connection with
   acquisitions ..........................             --              --              --              --              18
 Shares issued in settlement of
   lawsuit ...............................             --              --              --              --              42
 Shares issued in settlement of
   payables ..............................             --              --              --              --             371
 Shares sold, including 289,873
   treasury shares .......................             --              --              --           1,028           1,195
 Shares issued under stock grant .........             --              --              --              --              --
 Debentures converted into shares ........             --              --              --              --           2,798
 Shares contributed to 401(k) plan .......             --              --              --              --              39
 Interest on note receivable for common
   stock .................................             (3)             --              --              --              (3)
 Foreign currency translation
   adjustment ............................             --              --              --              --              25
 Unrealized loss on available for sale
   securities ............................             --              --            (300)             --            (300)
 Net loss ................................             --              --              --              --          (9,921)
                                               ----------      ----------      ----------      --------        ----------
BALANCE, AUGUST 31, 1997 .................     $      (66)     $       (1)     $     (300)     $       --      $    1,469
                                               ==========      ==========      ==========      ========        ==========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                     PONDER INDUSTRIES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                              1997          1996          1995
                                                                            --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..............................................................  $ (9,921)     $ (3,892)     $ (3,092)
   (Income) loss from discontinued operations ............................        --        (1,378)        3,791
   Cumulative effect of a change in accounting principle .................        --            --        (1,139)
                                                                            --------      --------      --------
              Loss from continuing operations ............................    (9,921)       (5,270)         (440)
   Adjustments to reconcile net loss to net cash used in operating activities --
        Depreciation and amortization ....................................     2,384         1,401           959
        (Gain) loss on sale of assets ....................................       534            12        (1,320)
        Noncash compensation expense .....................................       145           454            --
        Loss on write-down of assets .....................................     2,178            --            --
        Other noncash expenses ...........................................       421            46           109
   Net change in operating assets and liabilities --
        Receivables, net .................................................      (487)       (1,000)          327
        Parts and supplies ...............................................      (545)         (985)           11
        Prepaid expenses and other .......................................       468          (131)           43
       Accounts and notes payable, trade .................................     2,699         2,191          (733)
       Accrued liabilities and other .....................................      (612)        1,734          (124)
                                                                            --------      --------      --------
               Net cash used in continuing operating activities               (2,736)       (1,548)       (1,168)
                                                                            --------      --------      --------
CASH FLOWS FROM DISCONTINUED OPERATIONS:
    Income (loss) from discontinued operations ...........................        --         1,378        (3,791)
    Add (deduct) --
       Depreciation expense ..............................................        --            --           250
       Asset additions ...................................................        --            --           (27)
       Write-down of costs ...............................................        --            --         3,002
       Accrued liabilities, estimated operating cost for disposal ........        --          (510)          510
       Gain on sale of discontinued operations ...........................        --        (1,400)           --
                                                                            --------      --------      --------
              Net cash used in discontinued operations ...................        --          (532)          (56)
                                                                            --------      --------      --------
              Net cash used in operating activities ......................    (2,736)       (2,080)       (1,224)
                                                                            --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ...................................    (3,595)       (6,430)         (293)
   Acquisitions, net of cash acquired ....................................        --        (2,471)           --
   Other asset additions .................................................        10        (1,696)           --
   Proceeds from asset sales and notes receivable ........................       965            19         2,700
                                                                            --------      --------      --------
              Net cash provided by (used in) investing activities ........    (2,620)      (10,578)        2,407
                                                                            --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt ..................................   (18,159)       (4,051)      (10,410)
   Financing and debt collateral payments ................................        --          (926)         (225)
   Proceeds from long-term debt borrowings ...............................    21,764         3,673         9,677
   Proceeds from convertible debentures ..................................        --        10,950            --
   Bank overdraft ........................................................       162           530           (45)
   Proceeds from issuance of common stock ................................     1,195         2,700            --
                                                                            --------      --------      --------
              Net cash provided by (used in) financing activities              4,962        12,876        (1,003)
                                                                            --------      --------      --------

CASH AND CASH EQUIVALENTS:
  Increase (decrease) ....................................................      (394)          218           180
  Beginning of year ......................................................       398           180            --
                                                                            --------      --------      --------
  End of year ............................................................  $      4      $    398      $    180
                                                                            ========      ========      ========


                                                                          1997        1996        1995
                                                                          ----        ----        ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:
    Cash paid during the year for --
       Interest ...................................................     $  1,762     $    458     $ 472
                                                                        ========     ========     =====
       Income taxes ...............................................     $     --     $     --     $  --
                                                                        ========     ========     =====
SUPPLEMENTAL DISCLOSURES OF NONCASH
     INVESTING AND FINANCING ACTIVITIES:
    Assets acquired in connection with acquisitions ...............     $    845     $  9,636     $ 205
                                                                        ========     ========     =====
    Liabilities assumed in connection with acquisitions ...........     $    845     $  1,690     $  --
                                                                        ========     ========     =====
    Common stock issued in connection with acquisitions ...........     $     18     $  3,759     $  --
                                                                        ========     ========     =====
    Debt incurred in connection with acquisitions .................     $     --     $  2,177     $  --
                                                                        ========     ========     =====
    Capital lease obligations incurred ............................     $     36     $    294     $  --
                                                                        ========     ========     =====
    Common stock issued in connection with debenture conversions ..     $  2,798     $  1,660     $  --
                                                                        ========     ========     =====
    Common stock issued to officers, directors and employees ......     $    400     $    346     $  --
                                                                        ========     ========     =====
    Common stock issued in settlement of lawsuit ..................     $     42     $     --     $  --
                                                                        ========     ========     =====
    Common stock issued in settlement of payables .................     $    371     $     --     $  --
                                                                        ========     ========     =====
    Common stock contributed to 401(k) plan .......................     $     39     $     --     $  --
                                                                        ========     ========     =====
    Sale of discontinued operations in exchange for shares of Titan
       stock ......................................................     $     --     $  1,400     $  --
                                                                        ========     ========     =====
    Compensation accrual for stock grant ..........................     $     --     $    400     $  --
                                                                        ========     ========     =====
    Unrealized loss on available for sale securities ..............     $    300     $     --     $  --
                                                                        ========     ========     =====

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

4.  PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:


                                             AUGUST 31,
                                       ---------------------
                                         1997         1996      ASSET LIFE
                                       --------     --------    ----------
Property not in service ...........    $    641     $   969
Land ..............................         188         205
Buildings and improvements ........       1,645       1,848     20 years
Rental tools and equipment ........      24,468      21,733     5-10 years
Shop equipment and tools ..........       1,954       1,894     5 years
Transportation equipment ..........       1,742       1,694     3-5 years
Furniture and fixtures ............         621         534     5 years
Capital leases ....................         124         263     3-5 years
                                        -------     -------
                                        $31,383     $29,140
                                        ======      =======

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

         Accrued liabilities and other consist of the following:

                                                             AUGUST 31
                                                           --------------
                                                           1997      1996
                                                           ----      ----
Accrued bonuses......................................... $     9    $  350
Accrued legal and professional fees.....................     476       850
Accrued interest expense................................      31        27
Accrued taxes...........................................     355       190
Accrued insurance expense...............................     201       150
Accrued consulting fees.................................     107       107
Accrued commissions.....................................      --       124
Bank overdraft..........................................     692       530
Other...................................................     332       325
                                                             ---       ---
                                                         $ 2,203    $2,653
                                                         =======    ======


         Included in other long-term liabilities at August 31, 1997 and 1996, is $676 and $254, respectively, of accrued interest expense related to the convertible debentures described in Note 7.


6.  LONG-TERM DEBT, INCLUDING CAPITAL LEASE OBLIGATIONS:

         Long-term debt consists of the following:

                                                              AUGUST 31
                                                            --------------
                                                            1997      1996

                                                            ----      ----
  Notes payable
  Term loan with financial institution.................  $  3,384   $     --
  Inventory revolver with financial institution........     2,500         --
  Receivable revolver with financial institution.......     1,425         --
  Bank term note.......................................        --      2,174
  Real estate..........................................        68         72
  Bank note assumed in Bosco acquisition...............        --        650
  Bosco................................................       330        550
  Bank note to fund Apex Tool acquisition..............        --        176
  Apex Tool............................................        --        200
  Capital lease obligations and vehicle notes..........     1,478      1,392
  Related-party promissory note........................        --        327
  Former officer.......................................       172         --
                                                           ------     ------
                                                            9,357      5,541
  Less-- Current maturities............................    (1,899)    (1,393)
                                                           ------     ------
Long-term debt, excluding current maturities...........  $  7,458   $  4,148
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

         The new financing provides for a $2.5 million inventory based line of credit (Inventory Revolver), a $4 million receivable based revolver (Receivable Revolver) and a $3.5 million term loan (Term Loan) (collectively "Notes"). The Inventory Revolver allows for periodic borrowings, repayments and reborrowings up to the lesser of $2.5 million or an inventory and rental tools supported Borrowing Base, as defined, provides for monthly interest payments at a variable rate (15 percent at August 31, 1997) and matures in full in November 2001. The Receivable Revolver allows the Company to borrow up to $4 million of its eligible accounts receivable at a discount rate equal to the higher of 7 percent or the Base Rate, as defined, plus 5.5 percent (14 percent at August 31, 1997) and matures in full in December 1998. The Term Loan allows for borrowings up to the lesser of $3.5 million or the Borrowing Base, less the outstanding principal balance of the Inventory Revolver. The Term Loan bears interest at a variable rate (15 percent at August 31, 1997) and required monthly payments of interest only through May 1997. Beginning in June 1997, the Term Loan requires monthly principal and interest payments of $83 through May 2002 with a final payment of all unpaid principal and interest due in June 2002. The Notes are secured by substantially all of the assets of the Company and prohibit the payment of dividends on the Company's common stock. The loan agreement under the Notes requires compliance with various covenants including maintenance of a debt service coverage ratio, as defined, of 1.15:1 as of the fiscal quarter ended August 31, 1997, and increasing to 1.25:1 for each quarter ending November 30, 1997, through May 31, 1998, and 1.5:1 for the quarters ending August 31, 1998, and thereafter. Additionally, the Company must maintain a tangible net worth, as defined and amended, of not less than $10.5 million at all times. The tangible net worth requirement allows

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES subordinated indebtedness, as defined, to be treated as a component of net worth. For purposes of this requirement, the convertible debentures as described in Note 7 are treated as tangible net worth. As a result of continuing operating losses during the year ended August 31, 1997, certain of the Company's covenants were not met at August 31, 1997. Subsequent to August 31, 1997, the Company amended certain of the covenants governing the Notes (see Note 19).

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

         A summary of activity in the 1994 Directors' Plan is set forth below:


                                                      TOTAL                   EXERCISE
                                                     SHARES                     PRICE
                                                    RESERVED      ACTIVITY    PER SHARE
                                                    --------      --------    ---------
Balances, August 31, 1994.........................   217,000       33,000
  Granted.........................................   (44,000)      44,000     $1.0156
                                                     -------       ------
Balances, August 31, 1995.........................   173,000       77,000
  Granted.........................................   (49,500)      49,500     $3.6875
  Exercised.......................................        --       (5,500)    $2.1875
  Exercised.......................................        --       (5,500)    $1.0156
  Exercised.......................................        --       (5,500)    $3.6875
                                                     -------      -------
Balances, August 31, 1996.........................   123,500      110,000
  Granted.........................................   (44,000)      44,000     $1.0938
                                                     -------       ------
Balances, August 31, 1997.........................    79,500      154,000
                                                      ======      =======

Issued and exercisable, August 31, 1997
  1994 grants.....................................                 27,500     $2.1875
  1995 grants.....................................                 38,500     $1.0156
  1996 grants.....................................                 44,000     $3.6875
  1997 grants.....................................                 44,000     $1.0938
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

         At August 31, 1997, the following are weighted-average remaining contractual lives of options for each exercise price:

                    EXERCISE PRICE            WEIGHTED-AVERAGE REMAINING
                       PER SHARE                   CONTRACTUAL LIFE
                    --------------            --------------------------
                        $2.1875                        6.5 years
                        $1.0156                        7.5 years
                        $3.6875                        8.5 years
                        $1.0938                        9.5 years
                        $  1.75                        9.1 years

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

                                                              AUGUST 31,
                                                     -------------------------
                                                       1997             1996
                                                       ----             ----
Net loss ................  As Reported               $( 9,921)        $(3,892)
                           Pro Forma                 $(10,054)        $(4,020)
Net loss per share ......  As Reported               $(.73)           $  (.45)
                           Pro Forma                 $(.74)           $  (.46)

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

         The net deferred tax assets (liabilities) include the following components:



                                                   1997        1996
                                                   ----        ----
Deferred tax assets --
  Net operating loss carryforwards .........     $ 8,126      $ 4,315
  Tax credit carryforwards .................         211          624
  Property and equipment ...................          --          145
  Allowance for receivables ................         278           75
  Liabilities ..............................         216          464
                                                 -------      -------
          Gross deferred tax assets ........       8,831        5,623
Deferred tax liabilities --
  Property and equipment (domestic) ........        (114)          --
  Property and equipment (foreign)  ........        (881)        (233)
                                                 -------      -------
                                                   7,836        5,390
Total valuation allowance ..................      (8,717)      (5,623)
                                                 -------      -------
Net deferred tax liabilities ...............     $  (881)     $  (233)
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

11. OPERATING LEASES:

         The Company leases certain property and equipment under operating leases. Minimum payments for operating leases having initial or remaining noncancelable terms in excess of one year as of August 31, 1997, are as follows:


1998.......................... $  210
1999..........................    158
2000..........................     16
2001..........................      1
2002..........................     --
                                   --
                               ------
Total minimum lease payments.. $  385
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

         The results of operations of all acquisitions after the respective acquisition dates are included in the consolidated statements of operations. All acquisitions were recorded using the purchase method of accounting. The following unaudited pro forma information has been prepared assuming that the Panther, Villain, Bosco and Armstrong acquisitions had taken place at the beginning of the period presented. The remaining acquisitions were not considered to have a significant effect on the unaudited pro forma information. The cash portion of the Panther and Villain purchase

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES price and acquisition related costs were funded by a portion of the net proceeds from the placement of convertible debentures as discussed in Note 7. The unaudited pro forma information includes adjustments to reflect the effect on depreciation expense of recording the fair value of property and equipment acquired and the pro rata portion of interest expense on the convertible debentures and debt assumed related to the acquisitions:

                                                      YEAR ENDED
                                                   AUGUST 31, 1996
                                                   ---------------
                                                      (UNAUDITED)
Sales ............................................     $ 14,710
Cost of sales ....................................       (6,344)
                                                       --------
Gross profit .....................................     $  8,366
                                                       --------
Loss from continuing operations ..................     $ (5,018)
                                                       ========
Loss per share from continuing operations ........     $   (.58)
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

16. GEOGRAPHIC INFORMATION:

         Information by geographic location for 1997 and 1996 is shown below. As discussed in Note 3, the Company's former operations in Azerbaijan are shown as discontinued operations in the consolidated financial statements:

                                                     YEAR ENDED
                                                      AUGUST 31
                                                ----------------------
                                                   1997       1996
Net sales --
  Domestic ................................     $ 16,598      $ 10,857
  Foreign .................................        5,277         1,104
                                                --------      --------
          Total ...........................     $ 21,875      $ 11,961
                                                ========      ========
Loss from continuing operations--
  Domestic ................................     $ (9,584)     $ (5,123)
  Foreign .................................         (337)         (147)
                                                --------      --------
          Total ...........................     $ (9,921)     $ (5,270)
                                                ========      ========
Identifiable assets--
  Domestic ................................     $ 17,585      $ 21,552
  Foreign .................................        9,032         6,350
                                                --------      --------
          Total ...........................     $ 26,617      $ 27,902
                                                ========      ========

         The Company's foreign operations relate to Panther and Villain as discussed in Note 15.

17.  CHANGE IN ACCOUNTING PRINCIPLE -- PARTS AND SUPPLIES INVENTORY:

         During fiscal 1995, the Company's management concluded that a more appropriate accounting principle for parts and supplies is to recognize the cost of such items as an asset. The usage of these items are such that they are normally consumed in the performance of services on a one-time basis and are charged to the customer. As of August 31, 1995, the physical quantity of these items was valued at cost, determined by a method approximating average cost

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES with appropriate allowance for excess, obsolescence and market value declines. Previously, these items were accounted for as equipment and amortized to operations over a 24-month period. The difference between parts and supplies determined as previously described and the unamortized cost as of August 31, 1995, was $1,139. This amount is shown in the accompanying statement of operations as the cumulative effect of a change in accounting principle. The effect on retained earnings (deficit) at the beginning of the 1995 fiscal year and pro forma amounts on operating results of the prior years presented was not determinable. Management does not believe that the change had a significant effect on the operations for the year ended August 31, 1995. Management believes the new accounting principle provides a better matching of cost against revenue in future years and better reflects the assets of the Company.

18.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

         The results of operations by quarter for the fiscal years ended August 31, 1997 and 1996, were as follows:


                                                                 INCOME (LOSS)
                                                 INCOME (LOSS)     PER SHARE
                                                     FROM            FROM
                             NET       GROSS      CONTINUING      CONTINUING
                            SALES     PROFIT      OPERATIONS      OPERATIONS
                            -----     ------     ------------    ------------
1997 -- quarter ended --
  November 30............ $  5,141   $  2,939       $ (882)          $(.07)
  February 28............    5,248      2,971       (2,053)           (.17)
  May 31.................    5,614      3,285       (2,111)           (.16)
  August 31..............    5,872      3,125       (4,875)           (.29)
                             -----      -----       ------
          Total.......... $ 21,875   $ 12,320       $(9,921)
                          ========   ========       =======
1996-- quarter ended--
  November 30............ $  2,146   $  1,299       $   12           $  --
  February 29............    2,036        950         (723)           (.08)
  May 31.................    3,003      1,815         (635)           (.07)
  August 31..............    4,776      2,577       (3,924)           (.34)
                             -----      -----       ------
     Total............... $ 11,961   $  6,641       $(5,270)
                          ========   ========       =======

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

3. EXHIBIT INDEX

         EXHIBIT
         NUMBER                                         IDENTIFICATION OF EXHIBIT
         3.1(i)    --   Certificate of Incorporation of Ponder Industries, Inc. (incorporated herein by reference to Exhibit 3 filed to Registration Statement on Form S-1
                           [Commission File No. 33-33190]).

         3.1(ii)   --   Bylaws of Ponder Industries, Inc. (incorporated herein by reference to Exhibit 3 filed to Registration Statement on Form S-1 [Commission File No. 33-33190]).

          10.1     --   Loan Agreement with KBK Financial, Inc. (incorporated herein by reference to Form 10-Q for quarter ending February 28, 1997).

          10.2     --   Collateral Security Agreement with KBK Financial, Inc. Dated November 27, 1996
                           (incorporated herein by reference to Form 10-Q for quarter ending February 28, 1997).

          10.3     --   Security Agreement--Pledge with KBK Financial, Inc. (incorporated herein by reference to Form 10-Q for quarter ending February 28, 1997).

          10.4     --   Revolving Account Transfer and Purchase Agreement with KBK Financial, Inc.
                           (incorporated herein by reference to Form 10-Q for quarter ending February 28, 1997).

          10.5     --   Regulation S Subscription Agreement dated March 31, 1997 between Ponder Industries,
                           Inc. and Optimum Fund (incorporated herein by reference to Form 8-K filed April 15,
                           1997).

          10.6     --   Regulation S Subscription Agreement dated April 23, 1997 between Ponder Industries,
                           Inc. and Orez Ltd. (incorporated herein by reference to Form 8-K filed May 7, 1997).

          10.7     --   Regulation S Subscription Agreement dated June 19, 1997 between Ponder Industries, Inc.
                           and Charles Kucey (incorporated herein by reference to Form 8-K filed June 26, 1997).

           *11     --   Computation of Earnings (Loss) Per Share

           21      --   Subsidiaries


                                                                                                      NAME UNDER
                                                                                 STATE OF                WHICH
                    NAME                                                       INCORPORATION        DOING BUSINESS
                    ----                                                       -------------        --------------
                    Ponder Energy Services, Inc.  . . . . . . . . . .            Delaware           Ponder Energy
                                                                                                    Services, Inc.

       *23.1   --   Consent of Arthur Andersen LLP
       *23.2   --   Consent of Hairston, Kemp, Sanders & Stich, P.C.

       *27     --   Financial Data Schedule
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

                              PONDER INDUSTRIES, INC.



                              By: /s/ Eugene L. Butler
                                  ----------------------------------------------
                                                Eugene L. Butler,
                                     President, Chief Executive Officer and
                                       Chairman of the Board of Directors



                              By: /s/ Gerald A. Slaughter
                                  ----------------------------------------------
                                              Gerald A. Slaughter,
                                 Senior Vice President, Chief Financial Officer
                                    (Chief Financial and Accounting Officer)


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on November 24, 1997.

                                      Signature                                    Title
                                      ---------                                    -----
                 /s/ Eugene L. Butler                       President, Chief Executive Officer and Chairman of
                 ----------------------------------         the Board of Directors
                     Eugene L. Butler

                 /s/ Frank J. Wall                          Senior Vice President of Operations and Director
                 ----------------------------------
                     Frank J. Wall

                 /s/ Joe R. Nemec                           Director
                 ----------------------------------
                     Joe R. Nemec

                 /s/ John Roane                             Director
                 ----------------------------------
                     John Roane

                 /s/ Rittie W. Milliman, Sr.                Director
                 ----------------------------------
                     Rittie W. Milliman, Sr.

                 /s/ John Le Seelleur                       Director
                 ----------------------------------
                     John Le Seelleur

                                  INDEX TO EXHIBITS

Exhibit
 Number                    Identification of                    Exhibit
-------         ---------------------------------------  --------------------
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
 *11      -- Computation of Earnings (Loss) Per Share
  21      -- Subsidiaries
                                                         STATE OF              NAME UNDER WHICH
                NAME                                     INCORPORATION         DOING BUSINESS
                ----                                     -------------         --------------

                Ponder Energy Services, Inc              Delaware              PONDER ENERGY
                                                                               Services, Inc.

*23.1     -- Consent of Arthur Andersen LLP
*23.2     -- Consent of Hairston, Kemp, Sanders & Stich, P.C.
 *27      -- Financial Data Schedule

----------
* Filed herewith