Form 10-Q
period 1998-02-28
PONDER INDUSTRIES INC
filed 1998-04-14
CIK 859917

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     (Mark One)
         [X]    Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                For the Quarterly Period Ended February 28, 1998

                                       OR

         [ ]    Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                For the Transition Period From ______ to ______.

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

Yes  [X]       No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                 Class                     Outstanding at March 31, 1998
      ----------------------------         -----------------------------
      Common Stock, $.01 par value                   44,405,828

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                                      INDEX

                                                                                           Page
                                                                                           ----
PART I                  FINANCIAL INFORMATION (Unaudited)
Item 1:     Condensed Consolidated Balance Sheets as of February 28, 1998,
               and August 31, 1997                                                          3

            Condensed Consolidated Statements of Operations for the Three
               Months and Six Months Ended February 28, 1998 and 1997                       5

            Condensed Consolidated Statements of Cash Flows for the Six Months
               Ended February 28, 1998 and 1997                                             6

            Notes to Condensed Consolidated Financial Statements                            8

Item 2:     Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                       11

PART II     OTHER INFORMATION

Item 1:     Legal Proceedings                                                              15

Item 2:     Changes in Securities                                                          15

Item 3:     Defaults Upon Senior Securities                                                15

Item 4:     Submission of Matters to a Vote of Security Holders                            15

Item 5:     Other Information                                                              15

Item 6:     Exhibits and Reports on Form 8-K                                               16

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                     (In Thousands, Except Share Information)

                                                          February 28,    August 31,
                     ASSETS                                   1998           1997
                                                          ------------    ----------
                                                          (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                               $    119       $      4
   Receivables, net                                           5,240          4,134
   Parts and supplies                                         5,205          2,622
   Available for sale securities                              1,000            800
   Prepaid expenses and other                                   479             46
                                                           --------       --------
                    Total current assets                     12,043          7,606
                                                           --------       --------
PROPERTY AND EQUIPMENT                                       37,316         31,383
   Less- Accumulated depreciation and amortization          (15,334)       (14,278)
                                                           --------       --------
                                                             21,982         17,105
                                                           --------       --------
OTHER ASSETS                                                    236            122

DEFERRED ASSETS, net                                             61            423

GOODWILL, net                                                 1,322          1,361
                                                           --------       --------
                                                              1,619          1,906
                                                           --------       --------
TOTAL ASSETS                                               $ 35,644       $ 26,617
                                                           ========       ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (In Thousands, Except Share Information)

                                                         February 28,     August 31,
           LIABILITIES AND STOCKHOLDERS' EQUITY              1998            1997
                                                         ------------    -----------
                                                         (Unaudited)
CURRENT LIABILITIES:
   Current maturities of long-term debt                    $  1,909       $  1,899
   Accounts and notes payable, trade                          3,658          5,562
   Accrued liabilities and other                              1,324          2,203
                                                           --------       --------
                 Total current liabilities                    6,891          9,664
                                                           --------       --------
LONG-TERM DEBT, less current maturities                       6,201          7,458
                                                           --------       --------
OTHER LONG-TERM LIABILITIES                                      53            765
                                                           --------       --------
DEFERRED TAXES PAYABLE                                          825            881
                                                           --------       --------
CONVERTIBLE DEBENTURES                                         --            6,380
                                                           --------       --------
COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, authorized
      50,000,000 shares, issued 44,378,477
      shares and 17,571,021 shares at
      February 28, 1998, and August 31, 1997,
      respectively                                              444            176
   Additional paid-in capital                                46,362         25,307
   Cumulative foreign currency translation
      adjustment                                                115             49
   Accumulated deficit                                      (25,081)       (23,696)
   Note receivable for common stock                             (66)           (66)
   Deferred compensation                                       --               (1)
   Unrealized loss on available for sale
      securities                                               (100)          (300)
                                                           --------       --------
                 Total stockholders' equity                  21,674          1,469
                                                           --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 35,644       $ 26,617
                                                           ========       ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                    (In Thousands, Except Share Information)

                                                          Three Months                        Six Months
                                                       Ended February 28                  Ended February 28
                                                    1998              1997              1998              1997
                                                ------------      ------------      ------------      ------------
TOOL RENTALS                                    $      4,191      $      4,392      $      8,261      $      9,036

SALES OF TOOLS AND PARTS                                 785               856             1,816             1,353
                                                ------------      ------------      ------------      ------------
                 Tool rentals and sales                4,976             5,248            10,077            10,389
                                                ------------      ------------      ------------      ------------
COST OF TOOL RENTALS                                   1,650             1,982             3,156             3,890

COST OF TOOLS AND PARTS SOLD                             375               295               683               589
                                                ------------      ------------      ------------      ------------
                 Costs of service and sales            2,025             2,277             3,839             4,479
                                                ------------      ------------      ------------      ------------
                 Gross profit                          2,951             2,971             6,238             5,910
                                                ------------      ------------      ------------      ------------
EXPENSES:
   Operating                                           2,403             2,819             4,690             5,140
   General and administrative                          1,068             1,693             2,015             2,850
                                                ------------      ------------      ------------      ------------
                                                       3,471             4,512             6,705             7,990
                                                ------------      ------------      ------------      ------------
                 Operating income (loss)                (520)           (1,541)             (467)           (2,080)

OTHER INCOME (EXPENSE):
   Interest, net                                        (470)             (565)             (913)             (919)
   Gain (loss) on disposal of assets                     (12)               48               (47)               48
   Other                                                  41                 6                42                17
                                                ------------      ------------      ------------      ------------
NET INCOME (LOSS)                               $       (961)     $     (2,052)     $     (1,385)     $     (2,934)
                                                ============      ============      ============      ============
BASIC AND DILUTED LOSS PER SHARE                $       (.03)     $       (.17)     $       (.05)     $       (.24)
                                                ============      ============      ============      ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                  32,549,416        12,352,524        30,584,613        12,298,187
                                                ============      ============      ============      ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (In Thousands)

                                                                         Six Months
                                                                     Ended February 28
                                                                --------------------------
                                                                  1998              1997
                                                                --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $ (1,385)         $ (2,934)
   Adjustments to reconcile net loss to net cash
       used in operating activities-
     Depreciation and amortization                                 1,099             1,137
     (Gain) loss on disposal of assets                                47               (48)
     Deferred compensation expense                                     1                55
     Noncash interest expense                                         48               507
   Net change in operating assets and liabilities-
     Receivables                                                     352            (1,544)
     Parts and supplies                                             (388)             (398)
     Prepaid expenses and other                                     (403)              271
     Accounts and notes payable, trade                            (2,154)            2,535
     Accrued liabilities and other                                (1,132)           (1,013)
                                                                --------          --------
              Net cash used in operating activities               (3,915)           (1,432)
                                                                --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                              (684)           (3,215)
   Acquisition of businesses, net of cash acquired                (7,567)             --
   Proceeds from asset sales                                          28               167
   Investment in joint venture                                      --                (115)
                                                                --------          --------
              Net cash used in investing activities               (8,223)           (3,163)
                                                                --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                          (10,051)           (7,931)
   Proceeds from long-term debt borrowings                         8,804            12,162
   Sale of common stock                                           11,000              --
   Proceeds from Senior Convertible Notes                          2,500              --
                                                                --------          --------
              Net cash provided by financing activities           12,253             4,231
                                                                --------          --------
CASH AND CASH EQUIVALENTS:
   Increase (decrease)                                               115              (364)
   Beginning of period                                                 4               398
                                                                --------          --------
   End of period                                                $    119          $     34
                                                                ========          ========

                                                                                                       Six Months
                                                                                                   Ended February 28
                                                                                                 ----------------------
                                                                                                    1998         1997
                                                                                                 ---------    ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for-
     Interest                                                                                    $     915    $     398
                                                                                                 =========    =========
     Income taxes                                                                                $   --       $   --
                                                                                                 =========    =========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
     Common stock issued in connection with debenture conversions                                $   6,713    $     739
                                                                                                 =========    =========
     Common stock issued in connection with conversion of Senior Notes                           $   2,298    $   --
                                                                                                 =========    =========
     Common stock contributed to 401(k) plan                                                     $     123    $   --
                                                                                                 =========    =========
     Assets acquired in connection with acquisitions                                             $   2,470    $     845
                                                                                                 =========    =========
     Liabilities assumed in connection with acquisitions                                         $   1,470    $     845
                                                                                                 =========    =========
     Common stock issued in connection with acquisitions                                         $   1,000    $      19
                                                                                                 =========    =========
     Asset contributed in connection with joint venture                                          $   --       $     195
                                                                                                 =========    =========
     Capital lease obligation incurred                                                           $   --       $     136
                                                                                                 =========    =========
     Deferred compensation accrued for stock option grants                                       $   --       $      91
                                                                                                 =========    =========


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

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 replaces the presentation of Primary Earnings Per Share
(EPS) with Basic EPS and requires dual presentation of Basic and Diluted EPS on the face of the consolidated statements of operations. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. SFAS No. 128 is effective for financial statements issued after December 15, 1997, and, accordingly, the accompanying financial statements reflect the adoption of SFAS No. 128. As the Company had a net loss for the three months and six months ended February 28, 1998 and 1997, Diluted EPS equals Basic EPS as potentially dilutive common stock equivalents are antidilutive in loss periods. Prior period EPS data has been restated as required by SFAS No. 128.

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

2. LONG-TERM DEBT:

See Note 4 for a description of Senior Convertible Notes placed in October 1997.

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

At August 31, 1997, the Company had borrowed approximately $7,300 under a $10,000 financing agreement with KBK Financial, Inc. (KBK). In January 1998, the Company voluntarily repaid approximately $1.5 million of the borrowings under this financing agreement with a portion of the proceeds from the $11,000 equity placement described in Note 4. The financing agreement requires compliance with various financial covenants. As a result of continued losses, the Company was not in compliance with certain covenants at August 31, 1997. In January 1998, the Company and KBK amended certain of the covenants governing the financing agreement which has allowed the Company to classify a substantial portion of the indebtedness due this financial institution as long-term at August 31, 1997. The amended covenants provide that the Company must maintain a debt service coverage ratio, as defined and amended, of not less than 1.0 to 1.0 as of the fiscal quarter ended February 28, 1998, and 1.25 to 1.0 as of the end of each fiscal quarter thereafter. The debt service coverage ratio requirement for the quarter ended November 30, 1997, was waived. The Company must also maintain a tangible net worth, as defined and amended, of not less than $8,500 as of the fiscal quarter ended November 30, 1997, and $18,000 as of the end of each fiscal quarter thereafter. For the fiscal quarter ended February 28, 1998, the Company did not achieve the required minimum debt service coverage ratio. The Company has received a waiver of the debt service coverage ratio requirements for the quarter ended February 28, 1998 and the quarter ending May 31, 1998.

3.   CONTINGENCIES:

In 1996, the Company sued its placement agent and its principal and related entities (the placement agent) in the Company's 1996 convertible debenture offering and the debenture holders in the United States District Court for the Western District of New York. In mid-1997, the Company settled with all of the debenture holders, and the judge ordered the case against the placement agent transferred to the United States District Court for the Northern District of Georgia. In response, in September 1997, a case was filed against the Company in Georgia State Court, which the Company removed to the United States District Court for the Northern District of Georgia, Atlanta Division, by the placement agent alleging that, in connection with such offering, the Company tortiously interfered with its business relationships, breached a Proprietary Information, Non-Circumvention and Indemnification Agreement between the Company and the placement agent, defamed the placement agent and engaged in conduct giving rise to an indemnification in favor of the placement agent. The federal court has now consolidated the two lawsuits. The Company is seeking unspecified millions of dollars in actual and punitive damages from the placement agent, and the placement agent seeks actual damages in an amount not less than $1,000 per breach, exemplary damages in an amount not less than $2,500, interest, costs and attorney's fees. Although no assurances can be given, the Company believes it has meritorious claims against the placement agent which it intends to prosecute vigorously and that it has meritorious defenses to the above action and intends to defend itself vigorously.

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

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

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

In January 1998, the Company completed an equity placement with affiliates of the purchasers of the Senior Notes described above. The equity placement consisted of the sale of 11 million shares of the Company's common stock at $1 per share.

5.    ACQUISITION:

In January 1998, the Company acquired all of the outstanding stock of Fishing Tools, Inc. (FTI), for $6,500 cash and the issuance of approximately 645,000 shares of the Company's common stock valued at $1,000. The cash consideration was provided through the equity placement described in Note 4. The results of operations of FTI have been included in the consolidated statements of operations since January 12, 1998. The FTI acquisition was recorded using the purchase method of accounting. The following unaudited pro forma information has been prepared assuming that the FTI acquisition had taken place on September 1, 1997. The unaudited pro forma information includes adjustments to reflect the effect on depreciation expense of recording the fair value of property and equipment acquired in the FTI acquisition:

                                         Three Months Ended       Six Months Ended
                                         February 28, 1998        February 28, 1998
                                         -----------------        -----------------
                                                        (Unaudited)
         Sales                               $  5,269                  $ 11,968

         Cost of sales                          2,289                     5,458
                                             --------                  --------

         Gross profit                        $  2,980                  $  6,510
                                             ========                  ========

         Net loss                            $ (1,107)                 $ (1,661)
                                             ========                  ========

         Net loss per share                  $   (.03)                 $   (.05)
                                             ========                  ========

The unaudited pro forma information is not necessarily indicative of the results that would have occurred had the FTI acquisition actually taken place on September 1, 1997, nor does such information purport to project the results of operations for any future date or period.

6.    SUBSEQUENT EVENT:

In March 1998, the Company signed a letter of intent to purchase COT Oil Tool, Inc. (COT), for approximately $2,200 in cash and $700 in Company common stock. COT operates three locations in Texas, specializing in a wide variety of fishing and rental tools for the oil field industry. The closing of this acquisition is anticipated to be completed in May 1998.

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Quarterly Report on Form 10-Q contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to Ponder Industries, Inc. (the Company), and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein and in the Company's other filings with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

The following discussion is included to describe the Company's financial position and results of operations for the three-month and six-month periods ended February 28, 1998 and 1997. The condensed consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

BUSINESS REVIEW

Ponder is an international oil field service and rental tool company that specializes in the use of fishing tools for the recovery of unwanted obstructions in oil and gas wells. The Company also rents specialized oil field equipment such as pressure control equipment, tools, pipe, tubing and whipstocks used in the drilling, completion and workover of wells. Ponder currently has 21 locations domestically and 2 international locations serving the North Sea area.

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

LIQUIDITY AND CAPITAL RESOURCES

In April 1996, the Company raised approximately $10 million, net of fees, by issuing 8 percent convertible debentures. In August 1996, a case was filed in U.S. District Court alleging that the Company breached an obligation to convert certain of the debentures. In September 1997, the Company reached a settlement whereby those convertible debenture holders who had not previously converted their debentures with the Company agreed to convert the then outstanding debenture debt of approximately $7,060,000, including accrued interest, into 10,633,333 shares of the Company's common stock. The conversion of the debentures increased the Company's equity by approximately $6.7 million.

In November 1996, the Company completed a $10 million financing agreement with KBK Financial, Inc. (KBK). The agreement includes a $4 million Revolving Receivable Facility, a $2.5 million Revolving Credit Note and a $3.5 million Term Note (the Notes). The Receivable Facility is a two-year facility that is based on accounts receivable and will be utilized for short-term liquidity needs. The $2.5 million Revolving Credit Note is a five-year facility, based on inventory and equipment, and these funds were used to acquire capital assets to expand the Company's business. The $3.5 million Term Note is a five and one-half year note, interest only through May 1997 and amortizes over the remaining five years, collateralized by equipment. The funds were used to pay off existing bank debt of approximately $3 million with the balance being used to fund operations and acquire capital equipment. At February 28, 1998, and August 31, 1997, the Company had borrowed approximately $6.3 million and $7.3 million, respectively, under the Notes. The Notes require compliance with various covenants, including the maintenance of a defined debt service coverage ratio and a defined tangible net worth. As a result of continued losses primarily related to the Company's expansion program, the Company was in technical default of the Notes at August 31, 1997. In January 1998, the Company and the financial institution amended certain of the covenants governing the Notes which has allowed the Company to classify a substantial portion of the indebtedness due this financial institution as long term at August 31, 1997. The amendments were based on the Company's estimates of its level of operations supported by oil prices in the $18 to $20 per barrel range. Declines in oil prices to the $13 to $14 per barrel range, inclement weather and a decline in rig activity resulted in operations below the Company's expectations for the current fiscal quarter. As a result, the Company did not achieve a required minimum debt service coverage ratio for the fiscal quarter ended February 28, 1998. The Company has received a waiver of the debt service coverage ratio requirements for the quarter ended February 28, 1998 and the quarter ending May 31, 1998. See Note 2 of notes to condensed consolidated financial statements.

A $2,500,000 bridge loan was obtained in October 1997 from White Owl Capital Partners (White Owl) and certain others with the intention of providing additional capital for acquisitions and expansion of the Company's business. The Company, in January 1998, acquired all of the outstanding stock of Fishing Tools, Inc. (FTI), for $6,500,000 cash and the issuance of approximately 645,000 shares of the Company's common stock valued at $1,000,000. The Company paid approximately $800,000 of assumed indebtedness of FTI. FTI has historically been a profitable company with positive cash flow. FTI has significant offshore operations which are less effected by temporary oil price fluctuations and the acquisition is anticipated to have a positive impact on the Company's future income and cash flow. The cash consideration for the acquisition was provided through an equity placement with affiliates of White Owl. The equity placement consisted of the sale of 11 million shares of the Company's common stock at $1 per share. Concurrent with this equity placement, the bridge loan was converted into 4 million shares of the Company's common stock. The transactions have increased the Company's equity to approximately $21,700,000 and provided stronger liquidity ratios. See Note 4 of notes to condensed consolidated financial statements.

At February 28, 1998, and August 31, 1997, the Company had working capital (deficit) of approximately $5.2 million and $(2.1) million, respectively. The current ratio was approximately 1.75 to 1.0 at February 28, 1998, compared to
 .79 to 1.0 at August 31, 1997. The Company's total debt (assuming conversion of the convertible debentures at August 31, 1997) as a percent of total capitalization was 27 percent at February 28, 1998, compared to 53 percent at August 31, 1997.

The Company currently has a proposal from its present lender and another potential lender to increase its available facility and decrease interest rates. If the Company were to refinance its current Notes with another lender, it is anticipated that an extraordinary loss of approximately $240,000 would be recognized associated with a prepayment penalty. While management believes that it will be able to increase its debt facilities and reduce interest rates, there are no assurances that the Company will be able to refinance its current indebtedness nor that it will be able to obtain an increase in available facilities or achieve a reduction in interest rates.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS
ENDED FEBRUARY 28, 1998 AND 1997

A net loss of $961,000, or $.03 per share, was recorded for the three months ended February 28, 1998, as compared to a net loss of $2,052,000, or $.17 per share, for the same period of the prior year.

Revenues were approximately $5.0 million and $5.2 million for the three months ended February 28, 1998 and 1997, respectively. Costs of service and sales decreased $252,000, or 11 percent, to $2,025,000 for the three months ended February 28, 1998, from $2,277,000 for the same period of the prior year and operating expenses decreased $416,000, or 15 percent, to $2,403,000 from $2,819,000. The decrease in costs of service and sales relates primarily to the Company's decision to utilize salaried fishing tool operators rather than commissioned operators. Commissions are reflected as a component of costs of service and sales while salaries are reflected as operating expenses. Operating expenses declined, however, reflecting the increase in salaried fishing tool operators which was more than offset by a reduction in other operating personnel and expenses and the closing of two of its unsuccessful operating locations in the third quarter of fiscal 1997. The Company's gross profit margin was 60 percent for the three months ended February 28, 1998, as compared to 57 percent for the same period of the prior year. Operating expenses, as a percentage of sales, were 48 percent for the three months ended February 28, 1998, as compared to 54 percent for the same period of the prior year.

General and administrative expenses decreased $625,000, or 37 percent, to $1,068,000 for the three months ended February 28, 1998, as compared to $1,693,000 for the same period of the prior year. In April 1997, the Company commenced a major cost reduction program which included a reduction in administrative personnel and related expenses, the sale of certain nonproductive equipment to reduce debt, resolving the litigation involving its convertible debenture holders and substantially reducing general and administrative expenses.

Interest expense, net, decreased $95,000 to $470,000 for the three months ended February 28, 1998, as compared to $565,000 for the same period of the prior year. The decrease is due primarily to an increase in average indebtedness outstanding during the three months ended February 28, 1998, as compared to the three months ended February 28, 1997, which was more than offset by a savings of noncash interest and debt issue cost amortization expense of approximately $249,000 related to the Company's convertible debentures outstanding during the three months ended February 28, 1997, which were converted into shares of the Company's common stock in September 1997 as previously discussed.

COMPARISON OF THE SIX MONTHS
ENDED FEBRUARY 28, 1998 AND 1997

A net loss of $1,385,000, or $.05 per share, was recorded for the six months ended February 28, 1998, as compared to a net loss of $2,934,000, or $.24 per share, for the same period of the prior year.

Revenues were approximately $10.1 million and $10.4 million for the six months ended February 28, 1998 and 1997, respectively. Costs of service and sales decreased $640,000, or 14 percent, to $3,839,000 for the six months ended February 28, 1998, from $4,479,000 for the same period of the prior year and operating expenses decreased $450,000, or 9 percent, to $4,690,000 from $5,140,000. The decrease in costs of service and sales relates primarily to the Company's decision to utilize salaried fishing tool operators rather than commissioned operators. Commissions are reflected as a component of costs of service and sales while salaries are reflected as operating expenses. Operating expenses decreased, however, reflecting the increase in salaried fishing tool operators which was more than offset by a reduction in other operating personnel and expenses and the closing of two of its unsuccessful operating locations in the third quarter of fiscal 1997. The Company's gross profit margin was 62 percent for the six months ended February 28, 1998, as compared to 57 percent for the same period of the prior year. Operating expenses, as a percentage of sales, were 47 percent for the six months ended February 28, 1998, as compared to 49 percent for the same period of the prior year.

General and administrative expenses decreased $835,000, or 29 percent, to $2,015,000 for the six months ended February 28, 1998, as compared to $2,850,000 for the same period of the prior year. In April 1997, the Company commenced a major cost reduction program which included a reduction in administrative personnel and related expenses, the sale of certain nonproductive equipment to reduce debt, resolving the litigation involving its convertible debenture holders and substantially reducing general and administrative expenses.

Interest expense, net, remained relatively unchanged at $913,000 for the six months ended February 28, 1998, as compared to $919,000 for the same period of the prior year. This is due primarily to an increase in average indebtedness outstanding during the six months ended February 28, 1998, as compared to the six months ended February 28, 1997, which was substantially offset by a savings of noncash interest and debt issue cost amortization expense of approximately $521,000 related to the Company's convertible debentures outstanding during the six months ended February 28, 1997, which were converted into shares of the Company's common stock in September 1997 as previously discussed.

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings - For a description of legal proceedings against the Company, see Note 3 of the notes to condensed consolidated financial statements included herein.

Item 2.   Changes in Securities

          (a)  Not applicable.

          (b)  Not applicable.

          (c) Pursuant to a Stock Purchase Agreement dated January 12, 1998, among Ponder Industries, Inc., Robert W. Gerdes, Sr., Reggie W. Hanberry and Brian J. Sokol, the Company issued an aggregate of 644,496 shares of common stock, $.01 par value (Common Stock), of the Company. The shares of Common Stock were not registered under the Securities Act of 1933, as amended (the Securities
               Act), pursuant to the exemptions of such registration provided under Section 4(2) of the Securities Act. The Company issued such shares of Common Stock as part of the consideration paid by the Company in acquiring all of the outstanding shares of capital stock of Fishing Tools, Inc.

               Pursuant to a Securities Purchase and Exchange Agreement (the Purchase Agreement) dated January 12, 1998, among Ponder Industries, Inc., White Owl Investors L.L.C., Somerset Capital Partners, White Owl Capital Partners, Arvid Sanger, Antony T.F. Lundy and Karl Bandtel, the Company issued to White Owl Investors L.L.C. 11,000,000 shares of Common Stock for an aggregate purchase price of $11,000,000. In addition, and pursuant to the terms of the Purchase Agreement, the Company issued to White Owl Capital Partners, Arvid Sanger, Antony T.F. Lundy and Karl Bandtel an aggregate of 4,000,000 shares of Common Stock in exchange for the conversion of an aggregate of $2,500,000 of convertible promissory notes collectively held by White Owl Capital Partners, Arvid Sanger, Antony T.F. Lundy and Karl Bandtel. The shares of Common Stock issued pursuant to the Purchase Agreement were not registered under the Securities Act pursuant to the exemptions of such registration provided under
               Section 4(2) of the Securities Act. The Company relied upon certain representations and warranties of the Purchasers (as that term is defined in the Purchase Agreement), including, among others, that the Purchasers are each accredited investors as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act), and that the Common Stock was acquired solely for each Purchaser's own account for investment and not with a view to distribution. In connection with the terms of the Purchase Agreement, the Company granted certain registration rights to the Purchasers pursuant to a Joinder Agreement dated January 12, 1998.

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              2.1 Stock Purchase Agreement dated January 12, 1998, among Ponder Industries, Inc., Robert W. Gerdes, Sr., Reggie W. Hanberry and Brian J. Sokol. (Incorporated herein by reference herein to Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 27, 1998.)

              4.1 Joinder Agreement dated January 12, 1998, among Ponder Industries, Inc., White Owl Investors L.L.C., Somerset Capital Partners, White Owl Capital Partners, Arvid Sanger, Antony T.F. Lundy and Karl Bandtel. (Incorporated herein by reference herein to Exhibit 4.1 to the Company's Current Report on Form 8-K dated January 27, 1998.)

              10.1 Securities Purchase and Exchange Agreement dated January 12,
                   1998, among Ponder Industries, Inc., White Owl Investors L.L.C., Somerset Capital Partners, White Owl Capital Partners, Arvid Sanger, Antony T.F. Lundy and Karl Bandtel. (Incorporated herein by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 27, 1998.)

              *11- Computation of Earnings (Loss) Per Share.

              *27- Financial Data Schedule.

         (b)  Reports on Form 8-K

              Form 8-K filed January 27, 1998, reporting the acquisition of Fishing Tools, Inc.

              Form 8-K/A filed March 27, 1998, providing the financial statements and pro forma financial information of Fishing Tools, Inc.

---------------
*  Filed herewith

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 PONDER INDUSTRIES, INC.




                                                 By   /s/ Eugene L. Butler
                                                    --------------------------
                                                    Eugene L. Butler
                                                    President, Chief Executive
                                                    Officer and Chairman of
                                                    the Board of Directors




                                                 By   /s/ Gerald A. Slaughter
                                                    --------------------------
                                                    Gerald A. Slaughter
                                                    Senior Vice President and
                                                    Chief Financial Officer



Dated:   April 14, 1998

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION

Exhibit 11     Computation of Earnings (Loss) per share

Exhibit 27     Financial Data Schedule