Form 10-Q
period 1998-05-31
PONDER INDUSTRIES INC
filed 1998-07-15
CIK 859917

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


         (Mark One)
           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended     May 31, 1998
                                               ---------------------

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

Yes       X         No
      ---------          ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             Class                         Outstanding at June 30, 1998
 ----------------------------              ----------------------------

 Common Stock, $.01 par value                        44,474,630

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                                      INDEX



                                                                                                                  Page
                                                                                                                  ----
PART I              FINANCIAL INFORMATION (Unaudited)

Item 1:             Condensed Consolidated Balance Sheets as of May 31, 1998, and
                         August 31, 1997                                                                            3

                    Condensed Consolidated Statements of Operations for the Three
                         Months and Nine Months Ended May 31, 1998 and 1997                                         5

                    Condensed Consolidated Statements of Cash Flows for the Nine
                         Months Ended May 31, 1998 and 1997                                                         6

                    Notes to Condensed Consolidated Financial Statements                                            8

Item 2:             Management's Discussion and Analysis of Financial Condition and
                         Results of Operations                                                                     11

PART II             OTHER INFORMATION

Item 1:             Legal Proceedings                                                                              16

Item 2:             Changes in Securities                                                                          16

Item 3:             Defaults Upon Senior Securities                                                                16

Item 4:             Submission of Matters to a Vote of Security Holders                                            16

Item 5:             Other Information                                                                              17

Item 6:             Exhibits and Reports on Form 8-K                                                               17

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (In Thousands, Except Share Information)



                                                                 May 31,    August 31,
                                         ASSETS                   1998         1997
                                                                --------     --------
                                                               (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                    $    362     $      4
   Receivables, net                                                5,173        4,134
   Parts and supplies                                              5,319        2,622
   Available for sale securities                                     720          800
   Prepaid expenses and other                                        338           46
                                                                --------     --------

                                  Total current assets            11,912        7,606
                                                                --------     --------

PROPERTY AND EQUIPMENT                                            38,054       31,383
   Less - Accumulated depreciation and amortization              (16,119)     (14,278)
                                                                --------     --------

                                                                  21,935       17,105
                                                                --------     --------

OTHER ASSETS                                                         325          122

DEFERRED ASSETS, net                                                  56          423

GOODWILL, net                                                      1,300        1,361
                                                                --------     --------

                                                                   1,681        1,906
                                                                --------     --------

TOTAL ASSETS                                                    $ 35,528     $ 26,617
                                                                ========     ========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (In Thousands, Except Share Information)



                                                                                    May 31,      August 31,
                          LIABILITIES AND STOCKHOLDERS' EQUITY                       1998           1997
                                                                                    --------     --------
                                                                                   (Unaudited)
CURRENT LIABILITIES:
   Current maturities of long-term debt                                             $  3,643     $  1,899
   Accounts and notes payable, trade                                                   4,011        5,562
   Accrued liabilities and other                                                       1,484        2,203
                                                                                    --------     --------

                             Total current liabilities                                 9,138        9,664
                                                                                    --------     --------

LONG-TERM DEBT, less current maturities                                                5,342        7,458
                                                                                    --------     --------

OTHER LONG-TERM LIABILITIES                                                               26          765
                                                                                    --------     --------

DEFERRED TAXES PAYABLE                                                                   893          881
                                                                                    --------     --------

CONVERTIBLE DEBENTURES                                                                  --          6,380
                                                                                    --------     --------
COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, authorized 150,000,000 shares and 50,000,000 shares, issued and outstanding 44,474,630 shares and 17,571,021 shares at
     May 31, 1998, and August 31, 1997, respectively                                     445          176
   Additional paid-in capital                                                         46,410       25,307
   Cumulative foreign currency translation adjustment                                    114           49
   Accumulated deficit                                                               (26,394)     (23,696)
   Note receivable for common stock                                                      (66)         (66)
   Deferred compensation                                                                --             (1)
   Unrealized loss on available for sale securities                                     (380)        (300)
                                                                                    --------     --------

                             Total stockholders' equity                               20,129        1,469
                                                                                    --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 35,528     $ 26,617
                                                                                    ========     ========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                  (In Thousands, Except Per Share Information)


                                                              Three Months                       Nine Months
                                                               Ended May 31                     Ended May 31
                                                      -----------------------------     -----------------------------
                                                          1998             1997             1998              1997
                                                      ------------     ------------     ------------     ------------

TOOL RENTALS                                          $      4,530     $      4,280     $     13,024     $     13,048

SALES OF TOOLS AND PARTS                                     1,042            1,334            2,625            2,955
                                                      ------------     ------------     ------------     ------------

                  Tool rentals and sales                     5,572            5,614           15,649           16,003
                                                      ------------     ------------     ------------     ------------

COST OF TOOL RENTALS                                         2,192            1,610            5,385            5,338

COST OF TOOLS AND PARTS SOLD                                   294              771              986            1,522
                                                      ------------     ------------     ------------     ------------

                  Costs of service and sales                 2,486            2,381            6,371            6,860
                                                      ------------     ------------     ------------     ------------

                  Gross profit                               3,086            3,233            9,278            9,143
                                                      ------------     ------------     ------------     ------------

EXPENSES:
   Operating                                                 3,018            3,382            7,917            8,523
   General and administrative                                1,028            1,149            2,788            3,999
                                                      ------------     ------------     ------------     ------------

                                                             4,046            4,531           10,705           12,522
                                                      ------------     ------------     ------------     ------------

                  Operating income (loss)                     (960)          (1,298)          (1,427)          (3,379)

OTHER INCOME (EXPENSE):
   Interest, net                                              (360)            (707)          (1,273)          (1,626)
   Gain (loss) on disposal of assets                            (5)            (103)             (52)             (55)
   Other                                                        12               (3)              54               15
                                                      ------------     ------------     ------------     ------------

NET INCOME (LOSS)                                     $     (1,313)    $     (2,111)    $     (2,698)    $     (5,045)
                                                      ============     ============     ============     ============

BASIC AND DILUTED LOSS PER SHARE                      $       (.03)    $       (.16)    $       (.08)    $       (.40)
                                                      ============     ============     ============     ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                        44,406,144       13,427,304       35,242,418       12,674,559
                                                      ============     ============     ============     ============



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (In Thousands)



                                                                                           Nine Months
                                                                                           Ended May 31
                                                                                    -------------------------
                                                                                       1998           1997
                                                                                    ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         $   (2,698)    $   (5,045)
   Adjustments to reconcile net loss to net cash used in operating activities-
     Depreciation and amortization                                                       1,821          1,247
     Allowance for doubtful accounts                                                      --              195
     (Gain) loss on disposal of assets                                                      52             55
     Deferred compensation expense                                                           1             98
     Noncash interest expense                                                               48            740
     Accrued severance agreement                                                          --              409
     Accrued operating lease expense on closed stores                                     --               84
   Net change in operating assets and liabilities-
     Receivables                                                                           486         (1,527)
     Parts and supplies                                                                   (451)          (523)
     Prepaid expenses and other                                                           (262)           395
     Accounts and notes payable, trade                                                  (1,801)         2,755
     Accrued liabilities and other                                                        (937)          (865)
                                                                                    ----------     ----------

                         Net cash used in operating activities                          (3,741)        (1,982)
                                                                                    ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                  (1,638)        (3,848)
   Acquisition of businesses, net of cash acquired                                      (7,567)          --
   Proceeds from asset sales                                                               239            205
   Investment in joint venture                                                            --             (215)
                                                                                    ----------     ----------

                         Net cash used in investing activities                          (8,966)        (3,858)
                                                                                    ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                                                (13,987)       (13,446)
   Proceeds from long-term debt borrowings                                              13,552         18,035
   Sale of common stock                                                                 11,000            905
   Proceeds from Senior Convertible Notes                                                2,500           --
                                                                                    ----------     ----------

                         Net cash provided by financing activities                      13,065          5,494
                                                                                    ----------     ----------

CASH AND CASH EQUIVALENTS:
   Increase (decrease)                                                                     358           (346)
   Beginning of period                                                                       4            398
                                                                                    ----------     ----------

   End of period                                                                    $      362     $       52
                                                                                    ==========     ==========

                                                                                      Nine Months
                                                                                      Ended May 31
                                                                               --------------------------
                                                                                  1998           1997
                                                                               -----------    -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for-
     Interest                                                                  $     1,139    $       881
                                                                               ===========    ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Common stock issued in connection with debenture conversions              $     6,713    $     1,236
                                                                               ===========    ===========

     Common stock issued in connection with conversion of Senior Notes         $     2,298    $      --
                                                                               ===========    ===========

     Common stock contributed to 401(k) plan                                   $       214    $      --
                                                                               ===========    ===========

     Assets acquired in connection with acquisitions                           $     2,470    $       845
                                                                               ===========    ===========

     Liabilities assumed in connection with acquisitions                       $     1,470    $       845
                                                                               ===========    ===========

     Common stock issued in connection with acquisitions                       $     1,000    $      --
                                                                               ===========    ===========

     Asset contributed in connection with joint venture                        $      --      $       195
                                                                               ===========    ===========

     Capital lease obligation incurred                                         $      --      $       136
                                                                               ===========    ===========



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

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 replaces the presentation of Primary Earnings Per Share
(EPS) with Basic EPS and requires dual presentation of Basic and Diluted EPS on the face of the consolidated statements of operations. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. SFAS No. 128 is effective for financial statements issued after December 15, 1997, and, accordingly, the accompanying financial statements reflect the adoption of SFAS No. 128. As the Company had a net loss for the three months and nine months ended May 31, 1998 and 1997, Diluted EPS equals Basic EPS as potentially dilutive common stock equivalents are antidilutive in loss periods. Prior period EPS data has been restated as required by SFAS No. 128.

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

2. LONG-TERM DEBT:

See Note 4 for a description of Senior Convertible Notes placed in October 1997.

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

At August 31, 1997, the Company had borrowed approximately $7,300 under a $10,000 financing agreement with KBK Financial, Inc. (KBK). In January 1998, the Company voluntarily repaid approximately $1.5 million of the borrowings under this financing agreement with a portion of the proceeds from the $11,000 equity placement described in Note 4. The financing agreement requires compliance with various financial covenants. As a result of continued losses, the Company was not in compliance with certain covenants at August 31, 1997. In January 1998, the Company and KBK amended certain of the covenants governing the financing agreement which has allowed the Company to classify a substantial portion of the indebtedness due this financial institution as long-term at August 31, 1997. The amended covenants provide that the Company must maintain a debt service coverage ratio, as defined and amended, of not less than 1.0 to 1.0 as of the fiscal quarter ended February 28, 1998, and 1.25 to 1.0 as of the end of each fiscal quarter thereafter. The debt service coverage ratio requirement for the quarter ended November 30, 1997, was waived. The Company must also maintain a tangible net worth, as defined and amended, of not less than $8,500 as of the fiscal quarter ended November 30, 1997, and $18,000 as of the end of each fiscal quarter thereafter. For the fiscal quarters ended February 28, 1998, and May 31, 1998, the Company did not achieve the required minimum debt service coverage ratio. The Company has received a waiver of the debt service coverage ratio requirements for the quarters ended February 28, 1998, and May 31, 1998. Management believes that the Company will be able to maintain compliance with the amended covenants. However, if the Company is unable to comply with such requirements in the future, the Company could be found to be in technical default under the financing arrangement. If the Company is found to be in default and is unable to obtain further waivers or amendments, the lender would have the right to demand immediate repayment of the entire amount outstanding. There are no assurances that the Company will be able to maintain compliance with the amended covenants or would be able to obtain further modifications or waivers to the covenants governing the financing agreement. See Note 6 for a discussion of amendments made to the Company's term note payable to KBK subsequent to May 31, 1998.

3.   CONTINGENCIES:

In 1996, the Company sued its placement agent and its principal and related entities (the placement agent) in the Company's 1996 convertible debenture offering and the debenture holders in the United States District Court for the Western District of New York. In mid-1997, the Company settled with all of the debenture holders, and the judge ordered the case against the placement agent transferred to the United States District Court for the Northern District of Georgia. In response, in September 1997, a case was filed against the Company in Georgia State Court, which the Company removed to the United States District Court for the Northern District of Georgia, Atlanta Division, by the placement agent alleging that, in connection with such offering, the Company tortiously interfered with its business relationships, breached a Proprietary Information, Non-Circumvention and Indemnification Agreement between the Company and the placement agent, defamed the placement agent and engaged in conduct giving rise to an indemnification in favor of the placement agent. The federal court consolidated the two lawsuits, and on May 8, 1998, pursuant to a mutual release and settlement agreement between the Company and the placement agent, dismissed with prejudice all of the claims and counterclaims in the two lawsuits. Under the terms of the settlement agreement, the consideration given by each of the Company and the placement agent was the release of its claims against the other, and no cash or other consideration was paid by either party.

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

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES

4.   EQUITY TRANSACTIONS:

In September 1997, the Company reached a settlement with those convertible debenture holders who had not previously converted their debentures. During the three months ended November 30, 1997, approximately $7,060 of convertible debentures, including accrued interest, were converted into 10,633,333 shares of the Company's common stock. The conversion of the debentures increased the Company's equity by approximately $6,700. The Company also issued to such debenture holders five-year warrants to purchase 957,000 shares of the Company's common stock at $1 per share.

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

In May 1998, shareholders of the Company approved amending the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 150,000,000 and authorized 10,000,000 shares of preferred stock.

5.   ACQUISITION:

In January 1998, the Company acquired all of the outstanding stock of Fishing Tools, Inc. (FTI), for $6,500 cash and the issuance of approximately 645,000 shares of the Company's common stock valued at $1,000. The cash consideration was provided through the equity placement described in Note 4. The results of operations of FTI have been included in the consolidated statements of operations since January 12, 1998. The FTI acquisition was recorded using the purchase method of accounting. The following unaudited pro forma information has been prepared assuming that the FTI acquisition had taken place on September 1, 1997. The unaudited pro forma information includes adjustments to reflect the effect on depreciation expense of recording the fair value of property and equipment acquired in the FTI acquisition for the nine months ended May 31, 1998 (unaudited):

Sales                                          $  17,540

Cost of sales                                      7,990
                                               ---------
Gross profit                                   $   9,550
                                               =========

Net loss                                       $  (2,974)
                                               =========

Net loss per share                             $    (.08)
                                               =========

The unaudited pro forma information is not necessarily indicative of the results that would have occurred had the FTI acquisition actually taken place on September 1, 1997, nor does such information purport to project the results of operations for any future date or period.

6.   SUBSEQUENT EVENT:

In June 1998, the Company increased from $3,500 to $4,000 its term note payable to KBK. The amended note payable now requires monthly principal and interest payments of $98 commencing July 1998 through May 2002 with a final payment of all principal and interest due in June 2002.

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

The following discussion is included to describe the Company's financial position and results of operations for the three-month and nine-month periods ended May 31, 1998 and 1997. The condensed consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

BUSINESS REVIEW

Ponder is an international oil field service and rental tool company that specializes in the use of fishing tools for the recovery of unwanted obstructions in oil and gas wells. The Company also rents specialized oil field equipment such as pressure control equipment, tools, pipe, tubing and whipstocks used in the drilling, completion and workover of wells. Ponder currently has 20 locations domestically and 2 international locations serving the North Sea area.

Demand for the Company's services and rentals depends primarily on the number of oil and gas wells being drilled, the depth and drilling conditions of such wells and the level of workover activity. Drilling and workover activity is largely dependent on the prices for oil and natural gas. Worldwide demand for oil and natural gas allowed for higher prices in 1997 and 1996 than the average prices for the past several years. During 1997 and 1996, world oil prices ranged in the mid to near $20s per barrel while natural gas ranged from approximately $2.00 to as high as $3.50 per thousand cubic feet. During early 1998, oil prices began to decline significantly; dropping from near $20 to below $10 per barrel for certain posted prices. Natural gas prices have maintained an acceptable price level to support industry activity. The Company is unable to predict the duration of such price declines or the impact that such declines may have on the Company's future results of operations.

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                      MANAGEMENT'S DISCUSSION AND ANALYSIS

          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


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

In November 1996, the Company completed a $10 million financing agreement with KBK Financial, Inc. (KBK). The agreement includes a $4 million Revolving Receivable Facility, a $2.5 million Revolving Credit Note and a $3.5 million Term Note (the Notes). The Receivable Facility is a two-year facility that is based on accounts receivable and will be utilized for short-term liquidity needs. The $2.5 million Revolving Credit Note is a five-year facility, based on inventory and equipment, and these funds were used to acquire capital assets to expand the Company's business. The $3.5 million Term Note is a five and one-half year note with payments of interest only through May 1997 and amortizes over the remaining five years, collateralized by equipment. In June 1998, the Company increased from $3.5 million to $4.0 million the Term Note payable to KBK. The Term Note, as amended, requires monthly principal and interest payments of $98,000 commencing July 1998 with a final payment of all principal and interest due in June 2002. The proceeds from the note were used to pay off existing bank debt of approximately $3 million with the balance being used to fund operations and acquire capital equipment. At May 31, 1998, and August 31, 1997, the Company had borrowed approximately $7.3 million and $7.3 million, respectively, under the Notes. The Notes require compliance with various covenants, including the maintenance of a defined debt service coverage ratio and a defined tangible net worth. As a result of continued losses primarily related to the Company's expansion program, the Company was in technical default of the Notes at August 31, 1997. In January 1998, the Company and KBK amended certain of the covenants governing the Notes which allowed the Company to classify a substantial portion of the indebtedness due KBK as long term at August 31, 1997. The amendments were based on the Company's estimates of its level of operations supported by oil prices in the $18 to $20 per barrel range. Declines in oil prices to the $13 to $14 per barrel range, inclement weather and a decline in rig activity resulted in operations below the Company's expectations for the quarters ended February 28, 1998, and May 31, 1998. As a result, the Company did not achieve a required minimum debt service coverage ratio for the fiscal quarters ended February 28, 1998, and May 31, 1998. The Company has received a waiver of the debt service coverage ratio requirements for the quarters ended February 28, 1998, and May 31, 1998. Management believes that the Company will be able to maintain compliance with the amended covenants. However, if the Company is unable to comply with such requirements in the future, the Company could be found to be in technical default under the financing arrangement. If the Company is found to be in default and is unable to obtain further waivers or amendments, the lender would have the right to demand immediate repayment of the entire amount outstanding. There are no assurances that the Company will be able to maintain compliance with the amended covenants or would be able to obtain further modifications or waivers to the covenants governing the financing agreement. See
Note 2 of notes to condensed consolidated financial statements.

A $2,500,000 bridge loan (the "Bridge Loan") was obtained in October 1997 from White Owl Capital Partners (White Owl) and certain others with the intention of providing additional capital for acquisitions and expansion of the Company's business.

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                      MANAGEMENT'S DISCUSSION AND ANALYSIS

          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The Company, in January 1998, acquired all of the outstanding capital stock of Fishing Tools, Inc. (FTI), for $6,500,000 cash and the issuance of approximately 645,000 shares of the Company's common stock valued at $1,000,000. The Company also paid approximately $800,000 of indebtedness of FTI. FTI has historically been a profitable company with positive cash flow. FTI has significant offshore operations which are less effected by temporary oil price fluctuations and the acquisition has had a positive impact on the Company's operations. The cash consideration for the acquisition was provided through an equity placement with affiliates of White Owl. The equity placement consisted of the sale of 11 million shares of the Company's common stock at $1 per share. Concurrent with this equity placement, the Bridge Loan was converted into 4 million shares of the Company's common stock. These transactions, partially offset by a loss of approximately $2.7 million for the nine months ended May 31, 1998, have increased the Company's equity to approximately $20 million and provided stronger liquidity ratios. See Note 4 of notes to condensed consolidated financial statements.

At May 31, 1998, and August 31, 1997, the Company had working capital (deficit) of approximately $2.8 million and $(2.1) million, respectively. The current ratio was approximately 1.30 to 1.0 at May 31, 1998, compared to .79 to 1.0 at August 31, 1997. The Company's total debt (assuming conversion of the convertible debentures at August 31, 1997) as a percent of total capitalization was 31 percent at May 31, 1998, compared to 53 percent at August 31, 1997.

The Company is currently discussing potential debt refinancings with its present lender and another potential lender to increase its available facilities and decrease interest rates. If the Company were to refinance its current Notes with another lender, it is anticipated that an extraordinary loss of approximately $240,000 would be recognized associated with a prepayment penalty. While management believes that it will be able to increase the Company's debt facilities and reduce its interest rates, there are no assurances that the Company will be able to refinance its current indebtedness nor that it will be able to obtain an increase in available facilities or achieve a reduction in interest rates.

In May 1998, the Company continued its cost reduction plan in its efforts to position the Company to achieve profitable operations. The Company closed one operating location and has made selected sales and operating personnel reductions. The cost reductions will be realized during the fourth quarter of 1998.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS
ENDED MAY 31, 1998 AND 1997

A net loss of $1,313,000, or $.03 per share, was recorded for the three months ended May 31, 1998, as compared to a net loss of $2,111,000, or $.16 per share, for the same period of the prior year.

Revenues were approximately $5.6 million for the three months ended May 31, 1998 and 1997. For the three months ended May 31, 1998, revenues relating to the Company's acquisition of Fishing Tools, Inc. (FTI), effective January 12, 1998, were approximately $1.4 million while a reduction in crude oil prices and decreased drilling and workover activity contributed to a similar decrease from the Company's existing onshore operations. Cost of service and sales increased $105,000, or 4 percent, to $2,486,000 for the three months ended May 31, 1998, as compared to $2,381,000 for the same period of the prior year. The net increase

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                      MANAGEMENT'S DISCUSSION AND ANALYSIS

          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


of $105,000 resulted from $577,000 attributable to expenses of FTI operations partially offset by a decrease of $472,000, or 20 percent, from the Company's existing onshore operations. Operating expenses decreased $364,000, or 11 percent, to $3,018,000 from $3,382,000 for the same period of the prior year. The FTI operations resulted in operating expenses of $711,000 for the most recent quarter while the Company's cost reduction efforts decreased operating expenses by $1,075,000, or 32 percent, for its existing locations as compared to the prior year quarter. The Company's gross profit margin was 55 percent for the three months ended May 31, 1998, as compared to 58 percent for the same period of the prior year. Operating expenses, as a percentage of sales, were 54 percent for the three months ended May 31, 1998, as compared to 60 percent for the same period of the prior year.

General and administrative expenses decreased $121,000, or 11 percent, to $1,028,000 for the three months ended May 31, 1998, as compared to $1,149,000 for the same period of the prior year. In April 1997, the Company commenced a major cost reduction program which included a reduction in administrative personnel and related expenses, the sale of certain nonproductive equipment to reduce debt, resolving the litigation involving its convertible debenture holders and substantially reducing other general and administrative expenses.

Interest expense, net, decreased $347,000 to $360,000 for the three months ended May 31, 1998, as compared to $707,000 for the same period of the prior year. The decrease is due primarily to a savings of noncash interest and debt issue cost amortization expense of approximately $264,000 related to the Company's convertible debentures outstanding during the three months ended May 31, 1997, which were converted into shares of the Company's common stock in September 1997 as previously discussed.

COMPARISON OF THE NINE MONTHS
ENDED MAY 31, 1998 AND 1997

A net loss of $2,698,000, or $.08 per share, was recorded for the nine months ended May 31, 1998, as compared to a net loss of $5,045,000, or $.40 per share, for the same period of the prior year.

Revenues were approximately $15.6 million and $16.0 million for the nine months ended May 31, 1998 and 1997, respectively. For the most recent nine-month period, the FTI acquisition, effective January 12, 1998, resulted in revenues of $1.7 million while the Company's existing onshore operations decreased approximately $2.0 million as a result of decreased oil prices and a reduction in drilling and workover activity. Costs of service and sales decreased $489,000, or 7 percent, to $6,371,000 for the nine months ended May 31, 1998, from $6,860,000 for the same period of the prior year and operating expenses decreased $606,000, or 7 percent, to $7,917,000 from $8,523,000. Costs of service and sales and operating expenses attributable to the FTI acquisition were $866,000 and $838,000, respectively, for the nine-month period ended May 31, 1998. The Company's cost reduction effort resulted in a cost of service and sales reduction of approximately $1.4 million, or 20 percent, and a reduction in operating expenses of approximately $1.4 million, or 17 percent, as compared to the previous nine-month period. The Company's gross profit margin was 59 percent for the nine months ended May 31, 1998, as compared to 57 percent for the same period of the prior year. Operating expenses, as a percentage of sales, were 51 percent for the nine months ended May 31, 1998, as compared to 53 percent for the same period of the prior year.

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                      MANAGEMENT'S DISCUSSION AND ANALYSIS

          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



General and administrative expenses decreased $1,211,000, or 30 percent, to $2,788,000 for the nine months ended May 31, 1998, as compared to $3,999,000 for the same period of the prior year. In April 1997, the Company commenced a major cost reduction program which included a reduction in administrative personnel and related expenses, the sale of certain nonproductive equipment to reduce debt, resolving the litigation involving its convertible debenture holders and substantially reducing other general and administrative expenses.

Interest expense, net, decreased $353,000 to $1,273,000 for the nine months ended May 31, 1998, as compared to $1,626,000 for the same period of the prior year. This is due primarily to a savings of noncash interest and debt issue cost amortization expense of approximately $740,000 related to the Company's convertible debentures outstanding during the nine months ended May 31, 1997, which were converted into shares of the Company's common stock in September 1997 as previously discussed, partially offset by an increase in average indebtedness outstanding during the nine months ended May 31, 1998.

YEAR 2000 COMPLIANCE

The efficient operation of the Company's business is dependent on its computer software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in several key areas of the Company's business, including information management services and financial reporting, as well as in various administrative functions. The Company has been evaluating its Programs and Systems to identify potential year 2000 compliance problems, as well as manual processes, external interfaces with customers and services supplied by vendors to coordinate year 2000 compliance and conversion. The year 2000 problem refers to the limitations of the programming code in certain existing software programs to recognize date sensitive information for the year 2000 and beyond. Unless modified prior to the year 2000, such systems may not properly recognize such information and could generate erroneous data or cause a system to fail to operate properly.

Based on current information, the Company expects to attain year 2000 compliance and institute appropriate testing of its modifications and replacements in a timely fashion and in advance of the year 2000 date change. It is anticipated that modification or replacement of the Company's Programs and Systems will be performed by Company and contract personnel. The Company believes that, with modifications to existing software and conversions to new software, the year 2000 problem will not pose a significant operational problem for the Company. However, because most computer systems are, by their very nature, interdependent, it is possible that noncompliant third-party computers may not interface properly with the Company's computer systems. The Company could be adversely affected by the year 2000 problem if it or unrelated parties fail to successfully address this issue. Management of the Company currently anticipates that the expenses and capital expenditures associated with its year 2000 compliance project will not have a material effect on its financial position or results of operations.

                    PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings - For a discussion of material developments in material legal proceedings involving the Company, see Note 3 of the notes to condensed consolidated financial statements included herein.

Item 2.    Changes in Securities

           (a) Not applicable.

           (b) Not applicable.

           (c) Not applicable.

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

           The annual meeting of stockholders of the Company was held on Tuesday, May 12, 1998. The proposals and the results are listed below:

           Proposal No. 1    To elect eight directors to serve until the
                             next annual meeting and until their respective successors shall be duly elected and qualified;

           Proposal No. 2    Proposal to amend the Certificate of
                             Incorporation of the Company to increase the number of authorized shares of the Company's Common Stock from 50,000,000 shares to 150,000,000 shares;

           Proposal No. 3    Proposal to amend the Certificate of
                             Incorporation of the Company to authorize
                             10,000,000 shares of Preferred Stock;

           Proposal No. 4    Proposal to amend the Certificate of
                             Incorporation of the Company to provide for the limitation of liability of the directors of the Company to the fullest extent permitted by the Delaware General Corporation Law; and

           Proposal No. 5    To ratify the appointment of Arthur Andersen
                             LLP as independent public accountants for the Company for the fiscal year ending August 31, 1998.

The following persons were nominated for election as directors of the Company and all nominees were elected. The shares voted for, and those withheld from, each nominee are set forth below opposite each nominee's name:


               Director Nominees                    Shares Voted For       Shares Withheld
               -----------------                    ----------------       ---------------

Eugene L. Butler                                       39,737,457              132,340

Rittie W. Milliman, Sr.                                39,415,209              454,588

Frank J. Wall                                          39,737,457              132,340

John M. LeSeelleur                                     39,737,457              132,340

John Roane                                             39,737,457              132,340

Joe R. Nemec                                           39,734,957              134,840

Steven A. Webster                                      39,737,457              132,340

William R. Ziegler                                     39,731,180              138,617


   Proposal           For         Against       Abstain       Broker Nonvote      Results
   --------           ---         -------       -------       --------------      -------

    No. 2         37,756,630       925,427       59,321          1,128,419         Passed

    No. 3         22,565,601     1,221,180       76,805         16,006,211         Passed

    No. 4         38,764,536       998,351      106,910                 --         Passed

    No. 5         39,647,290       160,242       62,265                 --         Passed



Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits

                  *11      Computation of Earnings (Loss) Per Share.

                  *27      Financial Data Schedule.

           (b)    Reports on Form 8-K

                  None



---------------
*    Filed herewith

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PONDER INDUSTRIES, INC.




                                             By   /s/ Eugene L. Butler
                                                  ------------------------------
                                                      Eugene L. Butler
                                                      President, Chief Executive
                                                      Officer and Chairman of
                                                      the Board of Directors




                                             By   /s/ Gerald A. Slaughter
                                                  ------------------------------
                                                      Gerald A. Slaughter
                                                      Senior Vice President and
                                                      Chief Financial Officer



Dated:     July 15, 1998

                                 EXHIBIT INDEX


           (a)    Exhibits

                  *11      Computation of Earnings (Loss) Per Share.

                  *27      Financial Data Schedule.

           (b)    Reports on Form 8-K

                  None



---------------
*    Filed herewith