Form 10-K
period 1998-08-31
PONDER INDUSTRIES INC
filed 1998-11-30
CIK 859917

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K

(MARK ONE)
     [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1998

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

          Securities registered pursuant to Section 12(b) of the Act:

            TITLE OF EACH CLASS:                    NAME OF EXCHANGE ON WHICH REGISTERED:
            --------------------                    -------------------------------------
        Common Stock, $.01 par value             National Association of Securities Dealers
                                                         Automated Quotation System

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ] .
                             ---------------------

     The number of shares outstanding of the Registrant's common stock as of November 16, 1998, is 9,297,899.

     The aggregate market value of the stock held by non-affiliates of the Registrant as of November 16, 1998, was approximately $7,639,103.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Annual Report on Form 10-K contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in the Company's Registration Statement on Form S-3 (Commission File No. 333-41971). Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

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

     Ponder rents a full line of specialized equipment and tools utilized in fishing operations. Fishing services are required by the oil and gas industry whenever there is an obstruction in the borehole of a well. At times during the life of a well, cable, tubulars, casing, wellbore tools or other debris may become detached and stuck in the borehole of the well. Likewise, equipment can accidentally be dropped into a well. Events such as these can create major obstructions that impede work and raise drilling and completion costs. Ponder provides expert "fishing" and cutting services to remove such obstructions and return the wellsite to normal operation.

     Fishing services require a variety of equipment designed to catch or snag "fish" or "junk" in a well or to grind, cut or otherwise eliminate the obstruction. Such equipment is generally purchased by Ponder, but it may also be designed and built by the Company. Specialized fishing tool equipment is often not owned by drilling contractors and operators because of the high cost of owning and maintaining the full range of equipment required for the various types of situations encountered in the oil and gas industry throughout many geographic areas. The items of equipment available for rental from the Company include a full line of fishing tools, such as milling tools, casing cutters, jars, spears, overshots and whipstocks. Ponder also provides supervisory services relating to the operation of its fishing tool equipment and the proper selection and assembly of the fishing string. The fishing string consists of jars, subs, overshots (external), spears (internal) and other tools for removing the item or the "fish" from the well.

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

PATENTS AND LICENSES

     The Company has certain patents and licenses for products and equipment that appear to have commercial applications. The Company believes its patents and licenses to be adequate for the conduct of its products and services business and, while it considers them to be valuable in the aggregate, the Company does not believe that its business is materially dependent upon its patents or licenses. None of the Company's patents or licenses expire in the near future. In management's opinion, engineering, operation skills and application experience are more responsible for the Company's market position than are patents or licenses.

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

REVERSE STOCK SPLIT

     On November 11, 1998, the Company's stockholders approved a one-for-five reverse common stock split. On November 13, 1998, the Company filed appropriate documentation with the Delaware Secretary of State affecting such common stock split. The purpose of the reverse split was to increase the bid price of the Company's common stock above $1 per share in order to continue the listing of the Company's common stock on NASDAQ's Automated Quotation System. Accordingly, other than where indicated, all common stock and price per share information contained herein has been adjusted to reflect the reverse stock split. The authorized capital stock and par value of the Company (10,000,000 shares of preferred stock, $.01 par value, and 150,000,000 shares of common stock, $.01 par value) was not reduced or otherwise affected by the reverse stock split.

ACQUISITIONS

     The following describes acquisitions by the Company during the years ended August 31, 1996 and 1998. The Company had no significant acquisitions during the year ended August 31, 1997.

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

     Effective October 1995, the Company acquired certain real property, vehicles and rental tools and equipment from Apex Tool ("Apex"), a sole proprietorship. Apex is located in Healdton, Oklahoma, and provides fishing and rental tool services in the South Central Oklahoma and North Texas region. The assets of Apex were acquired for consideration of $600,000.

     Effective April 1996, the Company completed the acquisition of Panther Oil Tools, (UK) Ltd. ("Panther"), an English company, and substantially all of the assets of Villain Ltd. ("Villain"), a Guernsey company, for $1,250,000 and 240,000 shares of the Company's common stock which were valued on the date of issuance at $3,060,000.

     Effective May 1996, the Company acquired Runyon Oil Tools, Inc. (Olney, Illinois), and DiKor, Inc. (Carmi, Illinois), and effective March 1996, the Company acquired C&F Fishing Tools, Inc. (Maysville, Oklahoma), in separate transactions in consideration for an aggregate of $283,000 and 66,291 shares of the Company's common stock which were valued on the date of issuance at approximately $640,000.

     Effective June 1996, the Company acquired substantially all of the assets of Reeled Tubular Components, Inc., of Houston, Texas, including the intellectual property rights to an obstruction removing device, for a cash payment of $50,000 and 4,000 shares of the Company's common stock which were valued at $60,000 on the date of issuance.

     Effective July 1996, the Company acquired all of the fixed assets of Brooks Oil Service Co., L.P., and Bosco Fishing and Rental Tools, of Laurel, Mississippi, for an initial cash payment of $200,000, and the assumption of $1,200,000 in liabilities.

     In August 1996, the Company acquired all of the issued ordinary shares of Prime Pipe Limited, a UK company, for approximately $105,000 and the issuance of 930 shares of the Company's common stock.

     In January 1998, the Company acquired all the outstanding capital stock of Fishing Tools, Inc. ("FTI"), for approximately $7,500,000 cash, including payment of acquired indebtedness, and the issuance of 128,899 shares of the Company's common stock valued at $1,000,000. FTI is a full service fishing and rental tool company, which has been in business since 1954. FTI operates three locations in Louisiana and one in Texas and has a significant offshore presence. FTI has historically been a profitable company with positive cash flow. The acquisition is anticipated to strengthen the Company's operations on the Gulf Coast and marks the Company's entry into higher margin offshore markets.

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

INDUSTRY CONDITION

     The oil and gas industry has historically experienced significant volatility. Demand for Ponder's services and products depends primarily upon the number of oil and gas wells being drilled, the depth and drilling conditions of such wells, the volume of production, the number of well completions and the level of workover activity. Drilling and workover activity can fluctuate significantly in a short period of time, particularly in the United States.

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

     During 1996 and much of 1997, the oil field service industry experienced a general improvement in product demand and pricing as relatively stable and improved oil and natural gas prices combined with a strong world economy to increase exploration and development activity worldwide. Beginning in late 1997, worldwide oil prices began to decline significantly and natural gas prices weakened slightly on a year to year basis. These declines have been attributed to, among other things, an excess supply of oil in world markets, reduced domestic demand associated with an unseasonably warm winter, high inventory levels of oil and gas and the impact of the economic downturn in Southeast Asia and other factors over which Ponder has no control. As prices for oil declined and remained depressed, the Company and others in the oil field services industry experienced a significant drop in demand for their products and services, in particular products associated with exploration activity and oil production, as evidenced by a falling rig count.

     While the Company anticipates continued long-term growth in the worldwide demand for hydrocarbons and a related return to higher activity levels for oil and gas companies over the next twelve to eighteen months, the Company intends to actively monitor current industry market conditions and to continue to react, if necessary, through consolidation or elimination of operating locations, further reduction in personnel and related costs and to continue to aggressively market its products and services.

FOREIGN OPERATIONS

     Information by geographic location for the fiscal years 1998 and 1997 is shown below. As discussed in Note 3 of the Notes to Consolidated Financial Statements, the Company's former operations in Azerbaijan are shown as discontinued operations in the Consolidated Financial Statements (expressed in thousands):

                                                              YEAR ENDED   YEAR ENDED
                                                              AUGUST 31,   AUGUST 31,
                                                                 1998         1997
                                                              ----------   ----------
Net sales --
  Domestic..................................................   $15,822      $16,598
  Foreign...................................................     5,031        5,277
                                                               -------      -------
          Total.............................................   $20,853      $21,875
                                                               =======      =======
Income (loss) from continuing operations --
  Domestic..................................................   $(4,729)     $(9,584)
  Foreign...................................................       197         (337)
                                                               -------      -------
          Total.............................................   $(4,532)     $(9,921)
                                                               =======      =======
Identifiable assets --
  Domestic..................................................   $26,027      $17,585
  Foreign...................................................    10,005        9,032
                                                               -------      -------
          Total.............................................   $36,032      $26,617
                                                               =======      =======

     The Company's foreign operations relate to Panther and Villain as discussed in Note 15 of the Notes to the Consolidated Financial Statements.

COMPETITION

     The Company competes with numerous companies offering rental tool services to the oil and gas industry. The Company experiences competition from both small and major companies in all of its areas of operations. Many of the Company's competitors are small, single-location companies, which offer only specialized types of tools and services. Ponder also competes with large, international corporations such as Weatherford International, Inc. and Tri-State (a Baker Hughes Incorporated company) in most of the markets in which it participates. These competitors have multiple locations, larger inventories of rental tools and access to financial resources greater than those available to the Company. The principal methods of competition that apply to the Company's rental tools and fishing tool services are price, quality, availability and reputation. While price is a major consideration to its customers, the Company believes that its competitive position is enhanced by its experience, size, large inventory of equipment, numerous locations in close proximity to drilling and production sites, commitment to high quality equipment maintenance, customer service and experienced personnel.

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

ENVIRONMENTAL MATTERS

     The trend in environmental regulations is to place more restrictions on activities that may affect the environment, such as emissions of air and water pollutants, generation and disposal of wastes, and the use and handling of chemical substances. While the Company believes the cost of compliance with environmental laws and regulations are not currently material, such costs have increased over the past few years and are expected to continue to increase in the future. Furthermore, because environmental laws and regulations are frequently changed, and because environmental expenditures are often related to unforeseen conditions with respect to facilities leased or acquired by the Company and pre-acquisition activities of businesses acquired by the Company, Ponder is unable to predict the impact, if any, that such laws and regulations may have on its business in the future.

EMPLOYEES

     As of November 16, 1998, the Company had approximately 161 full-time employees. The Company has no contracts or collective bargaining agreements with labor unions and considers its relations with its employees to be satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The current executive officers of the Company, their names, ages, positions and tenure with the Company as of November 16, 1998 are as follows:

                                                                                OFFICER
NAME                                 AGE                POSITION                 SINCE
----                                 ---                --------                -------
Eugene L. Butler...................  57    Chairman, President and Chief
                                             Executive Officer                   1996
Gerald A. Slaughter................  55    Senior Vice President and Chief
                                             Financial Officer                   1996
Frank J. Wall......................  43    Senior Vice President Operations
                                             Administration                      1990
W. Brooks Owens....................  40    Vice President Marketing/Operations   1998
Barry L. Cromeans..................  47    Vice President and Controller         1998
Shirley G. Meyer...................  58    Vice President Human Resources and
                                             Investor Relations and Secretary    1997

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

ITEM 2. PROPERTIES

     The Company's principal executive offices are located at 5005 Riverway Drive, Suite 550, Houston, Texas 77056 and its telephone number at that address is (713) 965-0653. The Company's administrative offices are located at 511 Commerce Drive, Alice, Texas 78333 and its telephone number at that address is
(512) 664-5831. The Company's other properties include 19 equipment rental and sales facilities owned or leased in Texas, Louisiana, Mississippi, Oklahoma, Arkansas, and Illinois. In addition, the Company has two facilities located in the United Kingdom. Substantially all of the Company's fixed assets are pledged as security to a financial institution as collateral for certain of the Company's long-term debt. See Note 6 of Notes to Consolidated Financial Statements. The Company believes that its facilities are generally adequate for their respective operations, and that the facilities of the Company are maintained in good repair. The Company is lessee under a number of cancelable and noncancelable leases for certain real properties. See Note 11 of Notes to Consolidated Financial Statements.

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

     On July 17, 1998, Titan Resources, Inc., ("Titan") sued the Company in the District Court of Harris County, Texas. The suit alleges that in 1996, the Company made misrepresentations in connection with the sale of all of the Company's outstanding shares in Ponder International Services, Inc., its former Azerbaijan subsidiary, to Titan in return for 2,000,000 shares of Titan's common stock. The suit alleges breach of contract, breach of warranty, negligent misrepresentation and fraudulent misrepresentation. Titan seeks unspecified damages. The Company is defending the case vigorously and has counterclaimed for unspecified sums that Titan owes it pursuant to one of the contracts executed in connection with this transaction.

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

                                    PART II.

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     On November 11, 1998, the Company's stockholders approved a one-for-five reverse common stock split. On November 13, 1998, the Company filed appropriate documentation with the Delaware Secretary of State affecting such common stock split. The purpose of the reverse split was to increase the bid price of the Company's common stock above $1 per share in order to continue the listing of the Company's common stock on NASDAQ's Automated Quotation System. Accordingly, all common stock and price per share information in the following table has been adjusted to reflect the reverse stock split. The authorized capital stock and par value of the Company (10,000,000 shares of preferred stock, $.01 par value, and 150,000,000 shares of common stock, $.01 par value) was not reduced or otherwise affected by the reverse stock split.

     As of November 16, 1998, there were approximately 4,922 beneficial owners of the Company's common stock which is traded on the NASDAQ SmallCap System under the symbol "PNDR". The following table sets forth, for the fiscal periods indicated, the range of high and low bid prices for the Company's common stock, as reported by the NASDAQ Small Cap System. The following over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

                                                            1998             1997
                                                       --------------   --------------
                                                        HIGH     LOW     HIGH     LOW
                                                       ------   -----   ------   -----
First Quarter........................................  $14.38   $2.19   $10.31   $6.88
Second Quarter.......................................   10.00    4.38    10.00    6.25
Third Quarter........................................    7.03    4.69     6.56    3.91
Fourth Quarter.......................................    5.00    1.41     5.47    2.19

     The closing bid price of the Company's common stock on November 16, 1998 was $1.25.

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

                            OPERATING STATEMENT DATA
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                               YEARS ENDED AUGUST 31
                                                  -----------------------------------------------
                                                   1998      1997      1996      1995      1994
                                                  -------   -------   -------   -------   -------
Tool rentals and sales..........................  $20,853   $21,875   $11,961   $ 6,757   $ 7,635
                                                  =======   =======   =======   =======   =======
Loss from continuing operations.................  $(4,532)  $(9,921)  $(5,270)  $  (440)  $(1,567)
Income (loss) from discontinued operations......       --        --     1,378    (3,791)   (1,532)
Cumulative effect of change in accounting
  principle.....................................       --        --        --     1,139        --
                                                  -------   -------   -------   -------   -------
          Net loss..............................  $(4,532)  $(9,921)  $(3,892)  $(3,092)  $(3,099)
                                                  =======   =======   =======   =======   =======
Income (loss) per share --
Continuing operations...........................  $  (.60)  $ (3.64)  $ (3.02)  $  (.35)  $ (1.25)
Discontinued operations.........................       --        --       .79     (2.95)    (1.20)
Change in accounting principle..................       --        --        --       .90        --
                                                  -------   -------   -------   -------   -------
          Net loss..............................  $  (.60)  $ (3.64)  $ (2.23)  $ (2.40)  $ (2.45)
                                                  =======   =======   =======   =======   =======

                               BALANCE SHEET DATA
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                     AUGUST 31
                                                   ----------------------------------------------
                                                    1998      1997      1996      1995     1994
                                                   -------   -------   -------   ------   -------
Working capital (deficit)........................  $(5,164)  $(2,058)  $  (273)  $1,210   $(3,389)
Total assets.....................................   36,032    26,617    27,902    6,815    10,829
Current maturities of long-term debt.............    8,355     1,899     1,393      357     2,933
Long-term debt...................................      456     7,458     4,148    2,343        --
Stockholders' equity.............................   19,504     1,469     7,013    2,312     5,407
Book value per common share......................  $  2.11   $   .42   $  2.96   $ 1.81   $  4.24

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is included to describe the Company's financial position and results of operations for each of the three years in the period ended August 31, 1998. The Consolidated Financial Statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

BUSINESS REVIEW

     Ponder is an international oilfield service and rental tool company that specializes in the use of fishing tools for the recovery of unwanted obstructions in the borehole of oil and gas wells. The Company also rents specialized oilfield equipment such as pressure control equipment, tools, pipe, tubing and whipstocks used in the drilling, completion and workover of wells. Ponder currently has 19 locations domestically and two locations in the United Kingdom serving the North Sea area.

     Since 1981, when the Company was founded, Ponder has been engaged principally in providing fishing tool services to its customers in the United States. In 1992, however, the Company started a major project in Azerbaijan, formerly a state in the Soviet Union, which appeared to Ponder's management to have great potential. Such operations were started based on a purported agreement between MegaOil USA/Vista Joint Venture and Azerbaijan Oil Company, an arm of the Government of Azerbaijan. It was subsequently determined that such agreement was invalid and the Company took actions to protect its assets in Azerbaijan by forming a new joint venture "Baku-Ponder Services JV." Also, Ponder International Services, Inc. ("PISI"), a wholly owned subsidiary, contracted with the State Oil Company of Azerbaijan ("SOCAR") to perform services and rent and sell equipment for the workover of onshore and offshore oil and gas wells. PISI performed jobs for SOCAR during fiscal 1995 but was unsuccessful in obtaining full payment for services. Consequently, the service work was terminated and the ability to obtain future work under the SOCAR contract became questionable. Work for other entities in the region was not sufficient to result in profitable operations for this segment of the Company. In November 1995 management concluded that the Azerbaijan project was not viable, and the Company discontinued the project and decided to seek a new direction with a new strategy. In February of 1996, the Company sold its operations in Azerbaijan to Titan for 2,000,000 shares of Titan's common stock.

     Ponder's strengths are its history, reputation, quality of service and its people. Despite these strengths, the strategy of aggressive expansion initiated in fiscal 1996 proved to be difficult to implement because Ponder was financially unstable and losing significant cash. The Company sold equity to acquire assets and raise much needed cash to fund its operating losses, open new locations, hire strong management and sales teams, and buy additional equipment. In fiscal 1996 management raised over $12 million in cash from financing activities including the sale of convertible debentures and common stock. In fiscal 1997, Ponder completed a $10 million financing agreement to pay off existing bank debt and provide additional working capital for continuing growth. Ponder acquired 10 companies in fiscal 1996 and opened three new locations, two in Louisiana and one in Texas. One of the companies acquired, Panther Oil Tools, is located in the North Sea area. Revenues increased to $21,900,000 in 1997, from $12,000,000 in 1996 and $6,800,000 in 1995, reflecting the Company's expansion program; however, the Company continued to incur substantial losses and cash flow deficiencies. Effective April 26, 1997, Eugene L. Butler was named Chairman, President and Chief Executive Officer. Mr. Butler has approximately 29 years industry experience. From 1974 through 1991, he served in various executive capacities for Weatherford/Enterra, Inc., a multinational energy corporation, now known as Weatherford International, Inc., including director, president, chief executive officer and chief operating officer.

     The Company immediately began an evaluation of its operations resulting from the expansion program and commenced actions to consolidate certain of the Company's marginal operating locations and to reduce operating and administrative personnel and other corporate expenses. During the first 1998 fiscal quarter and prior to the rapid decline in oil prices and industry activity, the Company had significantly reduced its losses and had operating income from current operations indicating a successful turnaround at the then current level of industry activity.

     The oil and gas industry has historically experienced significant volatility. Demand for Ponder's services and products depends primarily upon the number of oil and gas wells being drilled, the depth and drilling conditions of such wells, the volume of production, the number of well completions and the level of workover activity. Drilling and workover activity can fluctuate significantly in a short period of time, particularly in the United States.

     The willingness of oil and gas operators to make capital expenditures for the exploration and production of oil and natural gas will continue to be influenced by numerous factors over which Ponder has no control, including the prevailing and expected market prices for oil and natural gas. Such prices are impacted by, among other factors, the ability of the members of OPEC to maintain price stability through voluntary production limits, the level of production by non-OPEC countries, worldwide demand for oil and gas, general economic and political conditions, costs of exploration and production, availability of new leases and concessions, and governmental regulations regarding, among other things, environmental protection, taxation, price controls and product allocations. No assurance can be given as to the level of future oil and gas industry activity or demand for Ponder's services and products.

     During 1996 and much of 1997, the oil field service industry experienced a general improvement in product demand and pricing as relatively stable and improved oil and natural gas prices combined with a strong world economy to increase exploration and development activity worldwide. Beginning in late 1997, worldwide oil prices began to decline significantly and natural gas prices weakened slightly on a year to year basis. These declines have been attributed to, among other things, an excess supply of oil in world markets, reduced domestic demand associated with an unseasonably warm winter, high inventory levels of oil and gas and the impact of the economic downturn in Southeast Asia and other factors over which Ponder has no control.

     During the Company's fiscal years ended August 31, 1996 and 1997 and until December 1997, world oil prices ranged in the mid to near $20's per barrel while natural gas prices ranged from approximately $2.00 to as high as $3.50 per thousand cubic feet. At the beginning of the Company's current fiscal 1998 year, approximately 1,030 drilling rigs and approximately 1,400 workover rigs were operating domestically. During late 1997, oil prices began to decline significantly; dropping from near $20 to below $10 per barrel for certain posted prices. Natural gas prices maintained a range of $2.00 to $2.50. By August 31, 1998, the activity of domestic drilling and workover rig utilization had reduced to approximately 770 and 1,000, respectively. As crude oil prices continued to stay below the $13 per barrel range, industry activity continued to decline, especially in the Company's onshore operations. In January 1998, the Company acquired FTI. FTI has historically been a profitable company with significant offshore operations, which are less impacted by oil price fluctuations. With the Company's expansion into the offshore market, the Company has aggressively marketed its operations to merge the customer base of the Company and FTI with a focus on the major and large independents with onshore and offshore operations.

     While the Company anticipates continued long-term growth in the worldwide demand for hydrocarbons and a related return to higher activity levels for oil and gas companies over the next twelve to eighteen months, the Company intends to actively monitor current industry market conditions and to continue to react, if necessary, through consolidation or elimination of operating locations, further reduction in personnel and related costs and to continue to aggressively market its products and services.

     The Company has substantially reduced costs by a reduction in operating and administrative personnel and related expenses, the sale of certain nonproductive equipment to reduce debt, resolving the litigation involving its convertible debenture holders and substantially reducing other general and administrative expenses. The Company is continuing to review its operations for further cost reductions.

     Demand for the Company's services and rentals depends primarily on the number of oil and gas wells being drilled, the depth and drilling conditions of such wells, and the level of workover activity. Drilling and workover activity is largely dependent on the prices for oil and natural gas. The Company is unable to predict the duration of the crude oil price declines and to a lesser extent, natural gas price declines or the extent of the impact that such declines may have on the Company's future results of operations.

FINANCIAL CONDITION AND LIQUIDITY

     In November 1996, the Company completed a $10 million financing agreement with KBK Financial, Inc. ("KBK"). The agreement includes a $4 million Revolving Receivable Facility, a $2.5 million Revolving Credit Note and a $3.5 million Term Note (collectively, the "Notes"). The Receivable Facility is a two year facility maturing in December 1998 that is based on accounts receivable and is utilized for short-term liquidity needs. The $2.5 million Revolving Credit Note is a five year facility, based on inventory and equipment, and these funds were used to acquire capital assets to expand the Company's business. The $3.5 million Term Note is a five and one-half year note, interest only for the first six months, and amortizes over the remaining five years, collateralized by equipment. The funds were used to pay off existing bank debt of $3 million with the balance being used to fund operations and acquire capital equipment. In June 1998, the Company increased the Term Note to $4.0 million. At August 31, 1998, the Company had borrowed approximately $7.2 million under the Notes. The Notes require compliance with various covenants, including the maintenance of a defined debt service coverage ratio and a defined tangible net worth. As a result of continued losses primarily relating to the Company's aggressive expansion commenced in fiscal year 1996 and the rapid decline in industry activity during the current fiscal year, the Company is in technical default of the Notes and, accordingly, all amounts due this lender have been classified as a current liability at August 31, 1998.

     In September 1998, the Company obtained $500,000 from KBK under a short-term promissory note. The proceeds were used for working capital requirements. The promissory note principal and accrued interest were originally due November 9, 1998. The due date of the note was subsequently extended to December 24, 1998. The promissory note has cross-default provisions with the Notes.

     In April 1996, the Company raised approximately $10 million, net of fees, by issuing eight percent Convertible Debentures. As discussed in Note 13 to the Financial Statements, claims and counterclaims were filed between certain convertible debenture holders and the Company. During the period of litigation, the Company incurred substantial legal expenses in defense of the litigation. In September 1997, the Company reached a settlement whereby those convertible debenture holders who had not previously converted their debentures with the Company agreed to convert the then outstanding debenture debt, approximately $7,060,000, including accrued interest, into 2,205,217 shares of the Company's common stock. The conversion of the debentures increased the Company's equity by approximately $6.7 million.

     The Company acquired approximately $8 million of equipment during the 1998 fiscal year, including equipment in the FTI acquisition. The funds used to purchase these assets were provided primarily from securities issued and additional borrowing.

     At August 31, 1998, the Company had a working capital deficit of approximately $5.2 million, as compared to a working capital deficit of $2.1 million at August 31, 1997. The current ratio was approximately .66 to 1.0 at August 31, 1998, compared to .79 to 1.0 for the previous year end. As previously discussed, the Company is in technical default of the Notes and as a result all the amounts due this lender, approximately $7.2 million, have been classified as a current liability and are a component of the approximately $5.2 million working capital deficit at August 31, 1998. The Company is currently discussing potential debt refinancing with another lender to increase its available facilities, decrease interest rates and establish debt covenants which more appropriately reflect the Company's current financial and market conditions. There are no assurances that the Company will be able to refinance its current indebtedness nor that it will be able to obtain an increase in available facilities, achieve a reduction in interest rates or improve its debt covenants. Included as a component of the Company's working capital at August 31, 1998 and 1997 is $560,000 and $800,000, respectively, representing the Company's investment in 2,000,000 shares of Titan's common stock. The Titan common stock is a thinly traded and volatile security. See also Notes 1 and 3 of Notes to Consolidated Financial Statements.

     A $2,500,000 bridge loan was obtained from White Owl Capital Partners ("White Owl") and certain others in October 1997 with the intention of providing additional capital for acquisitions and expansion of the Company's business. In January 1998, the Company purchased FTI for $6,500,000 in cash, the payment of approximately $1,000,000 in acquired indebtedness and 128,899 shares of common stock valued at $1,000,000. FTI is a full service fishing and rental tool company, with three locations in Louisiana and one in Texas, and has a significant offshore presence. Concurrent with the FTI acquisition, the Company completed an $11,000,000 private placement of its common stock to White Owl and certain of its affiliates. These transactions increased the Company's equity to approximately $22,000,000 and provided stronger liquidity ratios. FTI has historically been a profitable company with positive cash flow and is anticipated to have a positive impact on the Company's future net income and cash flow.

     In May 1998, the Company's stockholders approved a proposal to amend the Company's certificate of incorporation to authorize 150,000,000 shares of common stock and 10,000,000 shares of preferred stock. Each series or class of preferred stock could, as determined by the Company's Board of Directors at the time of issuance, rank, with respect to dividends, sinking fund provisions and conversion, voting, redemption and liquidation rights, senior to the Company's common stock.

FISCAL YEAR ENDED AUGUST 31, 1998 AS COMPARED WITH FISCAL YEAR ENDED AUGUST 31, 1997

     A net loss of $4,532,000, or $.60 per share, was recorded in fiscal 1998, as compared to a net loss of $9,921,000, or $3.64 per share in fiscal 1997.

     Revenues decreased $1,022,000, or 5%, to $20,853,000 in fiscal 1998 from $21,875,000 in fiscal 1997. Revenues relating to the Company's acquisition of FTI, effective January 12, 1998, reflected an increase of

$3,065,000 while a reduction in crude oil prices and decreased drilling and workover activity contributed to a $4,087,000 decrease in revenues from the Company's existing operations.

     Cost of service and sales decreased $1,367,000, or 14%, to $8,306,000 in fiscal 1998 from $9,673,000 in fiscal 1997. The net decrease of $2,775,000 from the Company's existing operations resulted from decreased revenues and a cost reduction program, partially offset by cost of sales and service of $1,408,000 attributable to the FTI acquisition. The Company's gross profit margin was 60% in fiscal 1998 and 56% in fiscal 1997.

     Operating expenses increased $122,000, or 1%, to $11,440,000 in fiscal 1998 from $11,318,000 for the previous fiscal year. The operating expenses attributable to FTI operations were $1,397,000 for fiscal 1998 while the Company's cost reduction efforts resulted in a decrease of $1,275,000, or 11%, for the Company's existing operations. Operating expenses, as a percentage of sales remained relatively stable at 55% for fiscal 1998, as compared to 52% for the previous fiscal year.

     General and administrative expenses decreased $2,190,000, or 38%, to $3,524,000 for fiscal 1998 from $5,714,000 in fiscal 1997. In the third quarter of fiscal 1997, the Company commenced a major cost reduction program which included a reduction in administrative personnel and related costs, the sale of certain nonproductive equipment to reduce debt, resolving the litigation involving its convertible debenture holders and substantially reducing other general and administrative expenses. The Company generally maintained the cost reductions during fiscal 1998. General and administrative expenses as a percentage of revenues decreased to 17% in fiscal 1998 from 26% in fiscal 1997.

     Interest expense, net, decreased $636,000, or 26%, to $1,766,000 in fiscal 1998 from $2,402,000 in fiscal 1997. The decrease is due primarily to a reduction of noncash interest and debt issue cost amortization expense of approximately $937,000 related to the Company's convertible debentures, which were outstanding during all of fiscal 1997, and were converted into shares of the Company's common stock in September 1997, as discussed in Note 7 of the Notes to Consolidated Financial Statements.

     In fiscal 1998 the Company recorded an approximate $293,000 write-down of equipment, primarily the value of certain used equipment inventory. During fiscal 1997 the Company recorded a loss on write-down of assets in the amount of $2,178,000. During fiscal 1996, the Company signed a letter of intent to acquire Abilene, Texas, based G&L Fishing Tool Company ("G&L") and subsequently paid a $1,000,000 forfeitable deposit for a one-year option to acquire G&L under the same terms as the letter of intent. During fiscal 1997 the option to acquire G&L expired and the Company expensed the forfeitable deposit and related acquisition expense in the amount of $1,172,000. Additionally, in fiscal 1997 the Company wrote-off approximately $446,000 relating to a failed Dubai joint venture, $300,000 relating to a write-down of a receivable secured by available for sale securities and an approximate $260,000 write-down of the value of certain used equipment inventory.

FISCAL YEAR ENDED AUGUST 31, 1997 AS COMPARED WITH FISCAL YEAR ENDED AUGUST 31, 1996

     A net loss of $9,921,000, or $3.64 per share, was recorded in fiscal 1997 compared with a net loss of $3,892,000, or $2.23 per share, in fiscal 1996. The Company's loss from continuing operations in fiscal 1997 was $9,921,000, or $3.64 per share, as compared to a loss of $5,270,000, or $3.02 per share, in fiscal 1996. In fiscal 1996 the Company sold its interests in Azerbaijan in exchange for 2,000,000 shares of Titan's common stock as previously discussed. The sale resulted in a gain of $1,400,000 and income from discontinued operations of $1,378,000 for fiscal year 1996, or $.79 per share.

     Revenues increased $9,914,000, or 83%, to $21,875,000 in fiscal 1997 compared to $11,961,000 in fiscal 1996. The increase is due primarily to the Company's expansion program initiated during fiscal 1996. During fiscal 1996 the Company added nine new store locations in Oklahoma, Arkansas, Louisiana, Mississippi, Illinois and Texas. During fiscal 1997, a location was added in Texas. Effective April 1, 1996, the Company acquired Panther Oil Tools, (UK) Ltd., an English corporation, and substantially all of the assets of Villain Ltd., a Guernsey corporation.

     Cost of service and sales increased $4,276,000, or 79%, to $9,673,000 in fiscal 1997 from $5,397,000 in fiscal 1996. Cost of sales increased relative to the increase in revenues. The Company's gross profit margin was

56% in fiscal 1997 and 55% in fiscal 1996. Operating expenses, as a percentage of sales increased to 52% in fiscal 1997 from 44% in fiscal 1996. The increase is due to the Company's increase in number of operating locations and personnel. In the fourth quarter of fiscal 1997, the Company closed two of its unsuccessful North Louisiana expansion locations and further reduced operating personnel and related expenses.

     General and administrative expenses decreased $413,000, or 7%, to $5,714,000 in fiscal 1997 as compared to $6,127,000 in fiscal 1996. General and administrative expenses as a percentage of revenues decreased to 26% in fiscal 1997 from 51% in fiscal 1996, as a result of reduced fees for professional services and a reduction in corporate sales and administrative personnel and related expenses.

     Net interest expense increased $1,729,000 or 257%, to $2,402,000 in fiscal 1997 from $673,000 in fiscal 1996. The increase is due to an increase in outstanding debt obligations and interest rates. Additionally, interest expense increased approximately $652,000 due to non-cash interest expense on the 8% Convertible Debentures issued effective April 26, 1996, as discussed in Note 7 of the Notes to Consolidated Financial Statements.

YEAR 2000 COMPLIANCE

     The efficient operation of the Company's business is dependent on its computer software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in several key areas of the Company's business, including information management services and financial reporting, as well as in various administrative functions. The Company has been evaluating its Programs and Systems to identify potential year 2000 compliance problems, as well as manual processes, external interfaces with customers, and services supplied by vendors to coordinate year 2000 compliance and conversion. The year 2000 problem refers to the limitations of the programming code in certain existing software programs to recognize date sensitive information for the year 2000 and beyond. Unless modified prior to the year 2000, such systems may not properly recognize such information and could generate erroneous data or cause a system to fail to operate properly. Based on current information, the Company believes its Programs and Systems are year 2000 compliant.

     The Company's integrated accounting software is upgraded on a regular basis, including testing and modification for year 2000 compliance. During 1998, the company purchased additional new hardware and software. The Company believes that the year 2000 problem will not pose a significant operational problem. However, because most computer systems are, by their very nature, interdependent, it is possible that non-compliant third party computers may not interface properly with the Company's computer systems. The Company could be adversely affected by the year 2000 problem if it or unrelated parties fail to successfully address this issue. Management of the Company currently anticipates that the expenses and capital expenditures associated with its year 2000 compliance project, including any costs associated with modifying the Programs and Systems as well as the cost of purchasing or leasing certain additional hardware and software, will not have a material effect on its business, financial condition or results of operations and are expenses and capital expenditures the Company anticipated incurring in the ordinary course of business regardless of the year 2000 problem. Purchased hardware and software has been and will continue to be capitalized in accordance with normal policy. Personnel and other costs related to this process are being expensed as incurred.

     The costs of year 2000 compliance and the expected completion dates are the best estimates of Company management and are believed to be reasonably accurate. In the event the Company's plan to address the year 2000 problem is not successfully or timely implemented, the Company may need to devote more resources to the process and additional costs may be incurred, which could have a material adverse effect on the Company's financial condition and results of operations. Problems encountered by the Company's vendors, customers and other third parties also may have a material adverse effect on the Company's financial condition and results of operations.

     In the event the Company's determines following the year 2000 date change that its Programs and Systems are not year 2000 compliant, the Company will likely experience considerable delays in processing customer orders and invoices, compiling information required for financial reporting and performing various administrative functions. In the event of such occurrence, the Company's contingency plans call for it to switch vendors to obtain hardware and/or software that is 2000 compliant, and until such hardware and/or software can be obtained, the Company will plan to use non-computer systems for its business, including information management services and financial reporting, as well as its various administrative functions.

     The above year 2000 disclosure constitutes a "Year 2000 Readiness Disclosure" as defined in The Year 2000 Information and Readiness Disclosure Act (the "Act"), which was signed into law on October 19, 1998. The Act provides added protection from liability for certain public and private statements concerning a company's year 2000 readiness. The Act also potentially provides added protection from liability for certain types of year 2000 disclosures made after January 1, 1996 and before October 19, 1998. As such, to the extent permitted by applicable law, previously disclosed statements of or by the Company or its management concerning the Company's year 2000 readiness are intended to constitute "Year 2000 Readiness Disclosures," as defined in the Act.

ITEM 8. FINANCIAL STATEMENTS AND SCHEDULES

     The report of the Company's Independent Public Accountants, Financial Statements and Notes to Financial Statements appear herein commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by item 10 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by item 11 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by item 12 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by item 13 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-1
Consolidated Balance Sheets -- August 31, 1998 and 1997.....  F-2
Consolidated Statements of Operations for the years ended
  August 31, 1998, 1997 and 1996............................  F-3
Consolidated Statements of Stockholders' Equity for the
  years ended August 31, 1998, 1997 and 1996................  F-4
Consolidated Statements of Cash Flows for the years ended
  August 31, 1998, 1997 and 1996............................  F-5
Notes to Consolidated Financial Statements..................  F-7

2. FINANCIAL STATEMENT SCHEDULES

     None

     Schedules of the Company are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

3. EXHIBIT INDEX

        EXHIBIT
         NUMBER                           IDENTIFICATION OF EXHIBIT
        -------                           -------------------------
         2.1             -- Stock Purchase Agreement dated January 12, 1998, among
                            Ponder Industries, Inc., Robert W. Gerdes, Sr., Reggie W.
                            Hanberry and Brian J. Sokol. (Incorporated herein by
                            reference to Exhibit 2.1 to the Company's Current Report
                            on Form 8-K dated January 27, 1998.)
        *3.1(i)          -- Certificate of Incorporation, as amended, of Ponder
                            Industries, Inc.
         3.1(ii)         -- Bylaws of Ponder Industries, Inc. (Incorporated herein by reference to Exhibit 3 filed to Registration Statement on
                            Form S-1 [Commission File No. 33-33190].)
         4.1             -- Registration Rights Agreement among the Company, White
                            Owl Capital Partners, Arvind Sanger, Antony T. F. Lundy
                            and Karl Bandtel dated October 15, 1997. (Incorporated
                            herein by reference to Exhibit 4.1 to the Company's Form
                            10-Q for quarter ended November 30, 1997.)
         4.2             -- Joinder Agreement dated January 12, 1998, among Ponder
                            Industries, Inc., White Owl Investors L.L.C., Somerset
                            Capital Partners, White Owl Capital Partners, Arvind
                            Sanger, Antony T. F. Lundy and Karl Bandtel.
                            (Incorporated herein by reference to Exhibit 4.1 to the
                            Company's Current Report on Form 8-K dated January 27,
                            1998.)
        10.1             -- Loan Agreement with KBK Financial, Inc. (Incorporated
                            herein by reference to Exhibit 10.1 to the Company's Form
                            10-Q for quarter ending February 28, 1997.)
        10.2             -- Collateral Security Agreement with KBK Financial, Inc., dated November 27, 1996 (Incorporated herein by reference
                            to Exhibit 10.2 to the Company's Form 10-Q for quarter
                            ending February 28, 1997.)
        10.3             -- Security Agreement -- Pledge with KBK Financial, Inc.
                            (Incorporated herein by reference to Exhibit 10.3 to the
                            Company's Form 10-Q for quarter ending February 28,
                            1997.)

        EXHIBIT
         NUMBER                           IDENTIFICATION OF EXHIBIT
        -------                           -------------------------
        10.4             -- Revolving Account Transfer and Purchase Agreement with
                            KBK Financial, Inc. (Incorporated herein by reference to
                            Exhibit 10.4 to the Company's Form 10-Q for quarter
                            ending February 28, 1997.)
        10.5             -- Settlement Agreement and Release among the Company,
                            Eugene L. Butler, Larry Armstrong and certain
                            Debentureholders dated September 26, 1997. (Incorporated
                            herein by reference to Exhibit 10.1 to the Company's Form
                            10-Q for quarter ending November 30, 1997.)
        10.6             -- Securities Purchase Agreement among the Company, White
                            Owl Capital Partners, Arvind Sanger, Antony T. F. Lundy
                            and Karl Bandtel dated October 15, 1997. (Incorporated
                            herein by reference to Exhibit 10.2 to the Company's Form
                            10-Q for the quarter ended November 30, 1997.)
        10.7             -- Securities Purchase and Exchange Agreement dated January
                            12, 1998, among Ponder Industries, Inc., White Owl
                            Investors L.L.C., Somerset Capital Partners, White Owl
                            Capital Partners, Arvind Sanger, Antony T. F. Lundy and
                            Karl Bandtel. (Incorporated herein by reference to
                            Exhibit 10.1 to the Company's Current Report on Form 8-K
                            dated January 27, 1998.)
       *11               -- Computation of Earnings (Loss) Per Share
        21               -- Subsidiaries

                                                                        STATE OF      NAME UNDER WHICH
                                             NAME                     INCORPORATION    DOING BUSINESS
                                             ----                     -------------  -------------------
                           Ponder Energy Services, Inc..............    Delaware        Ponder Energy
                                                                                       Services, Inc.
                           Fishing Tools, Inc.......................    Louisiana    Fishing Tools, Inc.

       *23.1             -- Consent of Arthur Andersen LLP
       *27               -- Financial Data Schedule

---------------

* Filed herewith

(b) REPORTS ON FORM 8-K.

     Form 8-K filed January 27, 1998, reporting the acquisition of Fishing Tools, Inc.

     Form 8-K/A filed March 27, 1998, providing the financial statements and pro forma financial information of Fishing Tools, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Houston, Texas, on November 24, 1998.

                                            PONDER INDUSTRIES, INC.

                                            By:    /s/ EUGENE L. BUTLER
                                              ----------------------------------
                                                      Eugene L. Butler,
                                              President, Chief Executive Officer
                                                              and
                                              Chairman of the Board of Directors
                                                (Principal Executive Officer)

                                            By:   /s/ GERALD A. SLAUGHTER
                                              ----------------------------------
                                                     Gerald A. Slaughter,
                                                 Senior Vice President, Chief
                                                       Financial Officer
                                               (Chief Financial and Accounting
                                                            Officer)

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on November 24, 1998.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

                /s/ EUGENE L. BUTLER                                      Director
-----------------------------------------------------
                  Eugene L. Butler

                  /s/ FRANK J. WALL                                       Director
-----------------------------------------------------
                    Frank J. Wall

                  /s/ JOE R. NEMEC                                        Director
-----------------------------------------------------
                    Joe R. Nemec

                   /s/ JOHN ROANE                                         Director
-----------------------------------------------------
                     John Roane

             /s/ RITTIE W. MILLIMAN, SR.                                  Director
-----------------------------------------------------
               Rittie W. Milliman, Sr.

               /s/ JOHN M. LE SEELLEUR                                    Director
-----------------------------------------------------
                 John M. Le Seelleur

               /s/ WILLIAM R. ZIEGLER                                     Director
-----------------------------------------------------
                 William R. Ziegler

                /s/ STEVEN A. WEBSTER                                     Director
-----------------------------------------------------
                  Steven A. Webster

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                           IDENTIFICATION OF EXHIBIT
        -------                           -------------------------
         2.1             -- Stock Purchase Agreement dated January 12, 1998, among
                            Ponder Industries, Inc., Robert W. Gerdes, Sr., Reggie W.
                            Hanberry and Brian J. Sokol. (Incorporated herein by
                            reference to Exhibit 2.1 to the Company's Current Report
                            on Form 8-K dated January 27, 1998.)
        *3.1(i)          -- Certificate of Incorporation, as amended, of Ponder
                            Industries, Inc.
         3.1(ii)         -- Bylaws of Ponder Industries, Inc. (Incorporated herein by reference to Exhibit 3 filed to Registration Statement on
                            Form S-1 [Commission File No. 33-33190].)
         4.1             -- Registration Rights Agreement among the Company, White
                            Owl Capital Partners, Arvind Sanger, Antony T. F. Lundy
                            and Karl Bandtel dated October 15, 1997. (Incorporated
                            herein by reference to Exhibit 4.1 to the Company's Form
                            10-Q for quarter ended November 30, 1997.)
         4.2             -- Joinder Agreement dated January 12, 1998, among Ponder
                            Industries, Inc., White Owl Investors L.L.C., Somerset
                            Capital Partners, White Owl Capital Partners, Arvind
                            Sanger, Antony T. F. Lundy and Karl Bandtel.
                            (Incorporated herein by reference to Exhibit 4.1 to the
                            Company's Current Report on Form 8-K dated January 27,
                            1998.)
        10.1             -- Loan Agreement with KBK Financial, Inc. (Incorporated
                            herein by reference to Exhibit 10.1 to the Company's Form
                            10-Q for quarter ending February 28, 1997.)
        10.2             -- Collateral Security Agreement with KBK Financial, Inc., dated November 27, 1996 (Incorporated herein by reference
                            to Exhibit 10.2 to the Company's Form 10-Q for quarter
                            ending February 28, 1997.)
        10.3             -- Security Agreement -- Pledge with KBK Financial, Inc.
                            (Incorporated herein by reference to Exhibit 10.3 to the
                            Company's Form 10-Q for quarter ending February 28,
                            1997.)
        10.4             -- Revolving Account Transfer and Purchase Agreement with
                            KBK Financial, Inc. (Incorporated herein by reference to
                            Exhibit 10.4 to the Company's Form 10-Q for quarter
                            ending February 28, 1997.)
        10.5             -- Settlement Agreement and Release among the Company,
                            Eugene L. Butler, Larry Armstrong and certain
                            Debentureholders dated September 26, 1997. (Incorporated
                            herein by reference to Exhibit 10.1 to the Company's Form
                            10-Q for quarter ending November 30, 1997.)
        10.6             -- Securities Purchase Agreement among the Company, White
                            Owl Capital Partners, Arvind Sanger, Antony T. F. Lundy
                            and Karl Bandtel dated October 15, 1997. (Incorporated
                            herein by reference to Exhibit 10.2 to the Company's Form
                            10-Q for the quarter ended November 30, 1997.)
        10.7             -- Securities Purchase and Exchange Agreement dated January
                            12, 1998, among Ponder Industries, Inc., White Owl
                            Investors L.L.C., Somerset Capital Partners, White Owl
                            Capital Partners, Arvind Sanger, Antony T. F. Lundy and
                            Karl Bandtel. (Incorporated herein by reference to
                            Exhibit 10.1 to the Company's Current Report on Form 8-K
                            dated January 27, 1998.)
       *11               -- Computation of Earnings (Loss) Per Share
        21               -- Subsidiaries
       *23.1             -- Consent of Arthur Andersen LLP
       *27               -- Financial Data Schedule

---------------

* Filed herewith

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Ponder Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of Ponder Industries, Inc. (a Delaware corporation), and subsidiaries as of August 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ponder Industries, Inc., and subsidiaries as of August 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1998, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has deficit working capital, has suffered recurring losses from operations, has negative cash flows from operations, has an accumulated deficit, is not in compliance with certain of its debt covenants, is delinquent in the payment of payroll taxes and has limited access to capital resources. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The Company's management believes that it is likely the Company's operating results for fiscal 1999 will significantly improve over fiscal 1998. There are no assurances that the Company can achieve such operating improvements or that the Company will be able to achieve future cash flows or generate working capital sufficient to support operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            /S/ ARTHUR ANDERSEN LLP

San Antonio, Texas
October 15, 1998 (except with respect to the matters discussed in Note 18, as to which the date is November 17, 1998)

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            AUGUST 31, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS

                                                                1998       1997
                                                              --------   --------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $    149   $      4
  Receivables, net of allowance for doubtful accounts of
     $680 and $657 in 1998 and 1997, respectively...........     4,672      4,134
  Parts and supplies........................................     4,435      2,622
  Available for sale securities.............................       560        800
  Prepaid expenses and other................................       175         46
                                                              --------   --------
          Total current assets..............................     9,991      7,606
                                                              --------   --------
PROPERTY AND EQUIPMENT......................................    40,992     31,383
  Less -- Accumulated depreciation and amortization.........   (16,656)   (14,278)
                                                              --------   --------
                                                                24,336     17,105
                                                              --------   --------
DEFERRED AND OTHER ASSETS, net..............................       425        545
GOODWILL, net of accumulated amortization of $474 and $393
  in 1998 and 1997, respectively............................     1,280      1,361
                                                              --------   --------
                                                                 1,705      1,906
                                                              --------   --------
          TOTAL ASSETS......................................  $ 36,032   $ 26,617
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt......................  $  8,355   $  1,899
  Accounts payable..........................................     4,096      5,562
  Accrued liabilities.......................................     2,704      2,203
                                                              --------   --------
          Total current liabilities.........................    15,155      9,664
                                                              --------   --------
LONG-TERM DEBT, less current maturities.....................       456      7,458
                                                              --------   --------
OTHER LONG-TERM LIABILITIES.................................        31        765
                                                              --------   --------
DEFERRED TAXES PAYABLE......................................       886        881
                                                              --------   --------
CONVERTIBLE DEBENTURES......................................        --      6,380
                                                              --------   --------
COMMITMENTS AND CONTINGENCIES (Notes 11, 13 and 14)
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized 10,000,000
     shares and no shares, no shares issued as of August 31,
     1998 and 1997, respectively............................        --         --
  Common stock, $.01 par value; authorized 150,000,000
     shares and 50,000,000 shares, issued and outstanding
     9,260,281 and 3,514,205 shares as of August 31, 1998
     and 1997, respectively.................................        93         35
  Additional paid-in capital................................    48,179     25,448
  Cumulative foreign currency translation adjustment........        69         49
  Accumulated deficit.......................................   (28,228)   (23,696)
  Note receivable for common stock..........................       (69)       (66)
  Deferred compensation.....................................        --         (1)
  Unrealized loss on available for sale securities..........      (540)      (300)
                                                              --------   --------
          Total stockholders' equity........................    19,504      1,469
                                                              --------   --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $ 36,032   $ 26,617
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED AUGUST 31, 1998, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                1998        1997        1996
                                                              ---------   ---------   ---------
TOOL RENTALS................................................  $  17,880   $  17,705   $  10,356
SALES OF TOOLS AND PARTS....................................      2,973       4,170       1,605
                                                              ---------   ---------   ---------
          Tool rentals and sales............................     20,853      21,875      11,961
                                                              ---------   ---------   ---------
COST OF TOOL RENTALS........................................      7,175       7,258       4,804
COST OF TOOLS AND PARTS SOLD................................      1,131       2,415         593
                                                              ---------   ---------   ---------
          Costs of service and sales........................      8,306       9,673       5,397
                                                              ---------   ---------   ---------
          Gross profit......................................     12,547      12,202       6,564
                                                              ---------   ---------   ---------
EXPENSES:
  Operating.................................................     11,440      11,318       5,215
  General and administrative................................      3,524       5,714       6,127
                                                              ---------   ---------   ---------
                                                                 14,964      17,032      11,342
                                                              ---------   ---------   ---------
          Operating loss....................................     (2,417)     (4,830)     (4,778)
OTHER INCOME (EXPENSE):
  Interest, net.............................................     (1,766)     (2,402)       (673)
  Loss on sale of assets....................................       (112)       (534)        (12)
  Loss on write-down of assets..............................       (293)     (2,178)         --
  Other.....................................................         56          23         260
                                                              ---------   ---------   ---------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.........     (4,532)     (9,921)     (5,203)
INCOME TAX EXPENSE..........................................         --          --         (67)
                                                              ---------   ---------   ---------
LOSS FROM CONTINUING OPERATIONS.............................     (4,532)     (9,921)     (5,270)
                                                              ---------   ---------   ---------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
  Operations................................................         --          --         (22)
  Gain on sale of discontinued operations...................         --          --       1,400
                                                              ---------   ---------   ---------
INCOME FROM DISCONTINUED OPERATIONS.........................         --          --       1,378
                                                              ---------   ---------   ---------
NET LOSS....................................................  $  (4,532)  $  (9,921)  $  (3,892)
                                                              =========   =========   =========
EARNINGS (LOSS) PER SHARE:
  Loss from continuing operations...........................  $    (.60)  $   (3.64)  $   (3.02)
  Income from discontinued operations.......................         --          --         .79
                                                              ---------   ---------   ---------
BASIC AND DILUTED LOSS PER SHARE............................  $    (.60)  $   (3.64)  $   (2.23)
                                                              =========   =========   =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..................  7,514,309   2,728,312   1,743,582
                                                              =========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED AUGUST 31, 1998, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                CUMULATIVE
                                            COMMON STOCK        ADDITIONAL   FOREIGN CURRENCY                      NOTE
                                        ---------------------    PAID-IN       TRANSLATION      ACCUMULATED   RECEIVABLE FOR
                                         SHARES     PAR VALUE    CAPITAL        ADJUSTMENT        DEFICIT      COMMON STOCK
                                        ---------   ---------   ----------   ----------------   -----------   --------------
BALANCE, August 31, 1995..............  1,333,487     $ 13       $13,271           $ --          $ (9,883)         $(60)
 Shares issued under employment
   agreement..........................     91,867        1           185             --                --            --
 Compensation expense.................         --       --            --             --                --            --
 Shares issued in connection with
   business acquisitions..............    310,291        3         3,756             --                --            --
 Shares issued as employee bonus......      5,000       --            13             --                --            --
 Shares sold with warrants attached...    300,000        3           909             --                --            --
 Exercise of warrants.................    200,000        2         1,498             --                --            --
 Shares sold..........................     16,667       --           250             --                --            --
 Shares issued under option
   exercise...........................      3,300       --            37             --                --            --
 Debentures converted into shares.....    165,658        2         1,658             --                --            --
 Compensation accrual for stock
   grant..............................         --       --           400             --                --            --
 Interest on note receivable for
   common stock.......................         --       --            --             --                --            (3)
 Foreign currency translation
   adjustment.........................         --       --            --             24                --            --
 Net loss.............................         --       --            --             --            (3,892)           --
                                        ---------     ----       -------           ----          --------          ----
BALANCE, August 31, 1996..............  2,426,270       24        21,977             24           (13,775)          (63)
 Compensation expense, net............         --       --            47             --                --            --
 Shares issued in connection with
   business acquisitions..............        930       --            18             --                --            --
 Shares issued in settlement of
   lawsuit............................     15,584       --            42             --                --            --
 Shares issued in settlement of
   payables and indebtedness..........     85,914        1           370             --                --            --
 Shares sold, including 57,975
   treasury shares....................    308,646        3           164             --                --            --
 Shares issued under stock grant......    100,000        1            (1)            --                --            --
 Debentures converted into shares.....    568,355        6         2,792             --                --            --
 Shares contributed to 401(k) plan....      8,506       --            39             --                --            --
 Interest on note receivable for
   common stock.......................         --       --            --             --                --            (3)
 Foreign currency translation
   adjustment.........................         --       --            --             25                --            --
 Unrealized loss on available for sale
   securities.........................         --       --            --             --                --            --
 Net loss.............................         --       --            --             --            (9,921)           --
                                        ---------     ----       -------           ----          --------          ----
BALANCE, August 31, 1997..............  3,514,205       35        25,448             49           (23,696)          (66)
 Compensation expense, net............         --       --            --             --                --            --
 Shares issued in connection with
   business acquisitions..............    128,899        1           999             --                --            --
 Shares sold..........................  2,200,000       22        10,978             --                --            --
 Shares issued for drill pipe.........    350,000        4         1,217             --                --            --
 Debentures converted into shares.....  2,205,217       22         6,910             --                --            --
 Senior Notes converted into shares...    800,000        8         2,319             --                --            --
 Shares contributed to 401(k) plan....     61,960        1           308             --                --            --
 Interest on note receivable for
   common stock.......................         --       --            --             --                --            (3)
 Foreign currency translation
   adjustment.........................         --       --            --             20                --            --
 Unrealized loss on available for sale
   securities.........................         --       --            --             --                --            --
 Net loss.............................         --       --            --             --            (4,532)           --
                                        ---------     ----       -------           ----          --------          ----
BALANCE, August 31, 1998..............  9,260,281     $ 93       $48,179           $ 69          $(28,228)         $(69)
                                        =========     ====       =======           ====          ========          ====

                                                         UNREALIZED
                                                           LOSS ON
                                          DEFERRED      AVAILABLE FOR    TREASURY
                                        COMPENSATION   SALE SECURITIES    STOCK      TOTAL
                                        ------------   ---------------   --------   -------
BALANCE, August 31, 1995..............     $  --            $  --        $(1,028)   $ 2,313
 Shares issued under employment
   agreement..........................      (186)              --             --         --
 Compensation expense.................        40               --             --         40
 Shares issued in connection with
   business acquisitions..............        --               --             --      3,759
 Shares issued as employee bonus......        --               --             --         13
 Shares sold with warrants attached...        --               --             --        912
 Exercise of warrants.................        --               --             --      1,500
 Shares sold..........................        --               --             --        250
 Shares issued under option
   exercise...........................        --               --             --         37
 Debentures converted into shares.....        --               --             --      1,660
 Compensation accrual for stock
   grant..............................        --               --             --        400
 Interest on note receivable for
   common stock.......................        --               --             --         (3)
 Foreign currency translation
   adjustment.........................        --               --             --         24
 Net loss.............................        --               --             --     (3,892)
                                           -----            -----        -------    -------
BALANCE, August 31, 1996..............      (146)              --         (1,028)     7,013
 Compensation expense, net............       145               --             --        192
 Shares issued in connection with
   business acquisitions..............        --               --             --         18
 Shares issued in settlement of
   lawsuit............................        --               --             --         42
 Shares issued in settlement of
   payables and indebtedness..........        --               --             --        371
 Shares sold, including 57,975
   treasury shares....................        --               --          1,028      1,195
 Shares issued under stock grant......        --               --             --         --
 Debentures converted into shares.....        --               --             --      2,798
 Shares contributed to 401(k) plan....        --               --             --         39
 Interest on note receivable for
   common stock.......................        --               --             --         (3)
 Foreign currency translation
   adjustment.........................        --               --             --         25
 Unrealized loss on available for sale
   securities.........................        --             (300)            --       (300)
 Net loss.............................        --               --             --     (9,921)
                                           -----            -----        -------    -------
BALANCE, August 31, 1997..............        (1)            (300)            --      1,469
 Compensation expense, net............         1               --             --          1
 Shares issued in connection with
   business acquisitions..............        --               --             --      1,000
 Shares sold..........................        --               --             --     11,000
 Shares issued for drill pipe.........        --               --             --      1,221
 Debentures converted into shares.....        --               --             --      6,932
 Senior Notes converted into shares...        --               --             --      2,327
 Shares contributed to 401(k) plan....        --               --             --        309
 Interest on note receivable for
   common stock.......................        --               --             --         (3)
 Foreign currency translation
   adjustment.........................        --               --             --         20
 Unrealized loss on available for sale
   securities.........................        --             (240)            --       (240)
 Net loss.............................        --               --             --     (4,532)
                                           -----            -----        -------    -------
BALANCE, August 31, 1998..............     $  --            $(540)       $    --    $19,504
                                           =====            =====        =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED AUGUST 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                1998       1997       1996
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $ (4,532)  $ (9,921)  $ (3,892)
  Income from discontinued operations.......................        --         --     (1,378)
                                                              --------   --------   --------
          Loss from continuing operations...................    (4,532)    (9,921)    (5,270)
  Adjustments to reconcile net loss to net cash used in
     operating activities --
     Depreciation and amortization..........................     2,963      2,384      1,401
     Loss on sale of assets.................................       112        534         12
     Noncash compensation expense...........................         1        145        454
     Loss on write-down of assets...........................       293      2,178         --
     Other noncash expenses.................................        20        421         46
  Net change in operating assets and liabilities --
     Receivables, net.......................................      (538)      (487)    (1,000)
     Parts and supplies.....................................      (667)      (545)      (985)
     Prepaid expenses and other.............................      (129)       468       (131)
     Accounts payable.......................................    (1,466)     2,699      2,191
     Accrued liabilities....................................       536       (612)     1,734
                                                              --------   --------   --------
          Net cash used in continuing operating
            activities......................................    (3,407)    (2,736)    (1,548)
                                                              --------   --------   --------
CASH FLOWS FROM DISCONTINUED OPERATIONS:
  Income from discontinued operations.......................        --         --      1,378
  Accrued liabilities, estimated operating cost for
     disposal...............................................        --         --       (510)
  Gain on sale of discontinued operations...................        --         --     (1,400)
                                                              --------   --------   --------
          Net cash used in discontinued operations..........        --         --       (532)
                                                              --------   --------   --------
          Net cash used in operating activities.............    (3,407)    (2,736)    (2,080)
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (2,055)    (3,595)    (6,430)
  Acquisitions, net of cash acquired........................    (7,576)        --     (2,471)
  Other asset additions.....................................        --         10     (1,696)
  Proceeds from asset sales and notes receivable............       326        965         19
                                                              --------   --------   --------
          Net cash used in investing activities.............    (9,305)    (2,620)   (10,578)
                                                              --------   --------   --------

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

               FOR THE YEARS ENDED AUGUST 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                1998       1997       1996
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of long-term debt......................  $(18,959)  $(18,159)  $ (4,977)
  Proceeds from long-term debt borrowings...................    18,351     21,764      3,673
  Proceeds from Senior Notes................................     2,500         --         --
  Proceeds from convertible debentures......................        --         --     10,950
  Bank overdraft............................................       (35)       162        530
  Proceeds from issuance of common stock....................    11,000      1,195      2,700
                                                              --------   --------   --------
          Net cash provided by financing activities.........    12,857      4,962     12,876
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS:
  Increase (decrease).......................................       145       (394)       218
  Beginning of year.........................................         4        398        180
                                                              --------   --------   --------
  End of year...............................................  $    149   $      4   $    398
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for --
     Interest...............................................  $  1,657   $  1,762   $    458
                                                              ========   ========   ========
     Income taxes...........................................  $     --   $     --   $     --
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Assets acquired in connection with acquisitions...........  $  2,470   $    845   $  9,636
                                                              ========   ========   ========
  Liabilities assumed in connection with acquisitions.......  $  1,470   $    845   $  1,690
                                                              ========   ========   ========
  Common stock issued in connection with acquisitions.......  $  1,000   $     18   $  3,759
                                                              ========   ========   ========
  Debt and capital leases assumed in connection with
     acquisitions...........................................  $  1,165   $     --   $  2,177
                                                              ========   ========   ========
  Capital lease obligations incurred........................  $     62   $     36   $    294
                                                              ========   ========   ========
  Common stock issued in connection with debenture
     conversions............................................  $  6,932   $  2,798   $  1,660
                                                              ========   ========   ========
  Common stock issued in connection with conversion of
     Senior Notes...........................................  $  2,327   $     --   $     --
                                                              ========   ========   ========
  Common stock issued for drill pipe........................  $  1,221   $     --   $     --
                                                              ========   ========   ========
  Common stock issued to officers, directors and
     employees..............................................  $     --   $    400   $    346
                                                              ========   ========   ========
  Common stock issued in settlement of lawsuit..............  $     --   $     42   $     --
                                                              ========   ========   ========
  Common stock issued in settlement of payables.............  $     --   $    371   $     --
                                                              ========   ========   ========
  Common stock contributed to 401(k) plan...................  $    309   $     39   $     --
                                                              ========   ========   ========
  Sale of discontinued operations in exchange for shares of
     Titan stock............................................  $     --   $     --   $  1,400
                                                              ========   ========   ========
  Compensation accrual for stock grant......................  $     --   $     --   $    400
                                                              ========   ========   ========
  Unrealized loss on available for sale securities..........  $    240   $    300   $     --
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

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)

1. BASIS OF PRESENTATION, BUSINESS, FUTURE OPERATIONS, LIQUIDITY, CAPITAL RESOURCES AND VULNERABILITY DUE TO CERTAIN CONCENTRATIONS:

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

  Business

     The Company specializes in the downhole recovery of unwanted obstructions in the boreholes of oil and gas wells through the utilization of specifically designed tools, known as "fishing tools." The Company is engaged in the business of renting fishing tools as well as providing supervisory personnel for fishing operations. The Company also rents specialized oilfield equipment such as pressure control equipment, tools, pipe, tubing and whipstocks used in the drilling, completion and workover of wells. As of August 31, 1998, the Company operated out of its principal executive offices in Houston, Texas, its administrative headquarters in Alice, Texas, and "stores" located in Texas, Louisiana, Oklahoma, Arkansas, Illinois and Mississippi. The Company also operates in the United Kingdom (UK) through certain acquisitions during fiscal 1996 as discussed in Note 15.

  Future Operations, Liquidity, Capital Resources and Vulnerability Due to Certain Concentrations

     The accompanying consolidated financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. At August 31, 1998 and 1997, the Company had deficit working capital of $5,164 and $2,058, respectively. At August 31, 1998 and 1997, the Company had an accumulated deficit of $28,228 and $23,696, respectively. During the years ended August 31, 1998, 1997 and 1996, the Company incurred net losses from continuing operations of $4,532, $9,921 and $5,270, respectively, and had negative cash flows from continuing operating activities of $3,407, $2,736 and $1,548, respectively. These losses have been funded primarily through issuances of common stock and convertible debentures and debt financing. As discussed in Note 6, the Company was not in compliance with certain of its debt covenants and, accordingly, all amounts due this lender have been classified as a current liability at August 31, 1998. The Company is currently discussing potential debt refinancings with another lender. As discussed in Note 13, the Company has received notice of delinquency in the payment of payroll taxes. There is no assurance the Company will be able to achieve future positive cash flows sufficient to support operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its customers, its ability to obtain capital resources to support operations and its ability to successfully market its products and services. If the Company is unable to obtain additional capital resources, or if the funds obtained in such efforts are not adequate to support the Company until a successful level of operations is attained, the Company would likely be unable to continue operating as a going concern.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

     The Company has taken steps to improve its 1999 fiscal year operating results. During the second half of both fiscal 1997 and fiscal 1998, the Company made significant cost reductions, which included reductions in operating and administrative personnel and related costs, consolidation or elimination of four operating locations, the sale of certain nonproductive equipment to reduce debt and the substantial reduction of general and administrative expenses. In addition, the Company has resolved litigation involving its convertible debenture holders (Note 13). The Company had attained positive cash flow from operations for November and December of 1997 when the oil field service market began to collapse in conjunction with the dramatic drop in oil prices. By the end of fiscal 1998, management of the Company believes it has made major headway on returning to positive cash flow from operations. In fiscal 1999, the Company intends to actively monitor current industry conditions and to continue to adjust its operations to further reduce personnel and related costs, if required.

     The Company has incurred substantial cash losses as a result of the prior years' expansion efforts and the significant decline in industry activity during the current year. The Company's current financing may not be sufficient to meet the Company's cash requirements, if the depressed industry conditions continue for an extended period. The Company is actively pursuing a new lender and believes it will be able to refinance its debt to provide for its working capital needs and to reduce interest rates.

     The Company intends to aggressively market its products and services, capitalizing on its entry into the higher margin offshore market through its acquisition of Fishing Tools, Inc. (Note 15), and believes it has been gaining market share in this market.

     The Company's management believes that it is likely the Company's operating results for fiscal 1999 will significantly improve over fiscal 1998. However, there are no assurances that the Company can achieve such operating improvements or that the Company will be able to achieve future cash flows or generate working capital sufficient to support operations.

     The Company's products and services are marketed under highly competitive conditions. Products and services similar to those provided by the Company are available from competitors in the U.S. and foreign markets, many with greater financial resources than those of the Company. Approximately 24 percent, 24 percent and 9 percent of the Company's net sales for the years ended August 31, 1998, 1997 and 1996, respectively, and 28 percent, 34 percent and 23 percent of its total assets at August 31, 1998, 1997 and 1996, respectively, are attributable to foreign operations as described in Note 16.

     Approximately 2 percent and 3 percent of the Company's total assets and 3 percent and 54 percent of its total stockholders' equity at August 31, 1998 and 1997, respectively, relate to the Company's available for sale securities related to Titan Resources, Inc. (Titan), as described in Note 3. While management of the Company believes such amounts are recorded at their fair market values based upon quoted sales prices for Titan at August 31, 1998 and 1997, due to the thinly traded nature and volatility of this security, there can be no assurance that the Company will realize the book value of its Titan related investments. The inability of the Company to realize its Titan related investments could have a material adverse effect on the Company's future results of operations and its financial position. At October 15, 1998, the last quoted sales price for Titan was $.20 per share. See Note 13 for a discussion of litigation relating to the Titan securities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

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

  Long-Lived Assets

     Property not in service (Note 4) is recorded at the lower of cost or estimated market value. During the years ended August 31, 1998 and 1997, the Company determined that its property not in service required an impairment loss of approximately $200 and $260, respectively, to reflect its estimated market value. Property not in service is comprised primarily of oilfield service equipment.

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

  Preferred Stock

     In May 1998, the Company's stockholders approved a proposal to amend the Company's certificate of incorporation to authorize 10,000,000 shares of preferred stock. At August 31, 1998, no preferred stock had been issued. Each series or class of preferred stock could, as determined by the Company's board of directors at the time of issuance, rank, with respect to dividends, sinking fund provisions and conversion, voting, redemption and liquidation rights, senior to the Company's common stock.

  Reverse Common Stock Split

     See Note 18 for a discussion regarding a one-for-five reverse common stock split in November 1998.

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

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

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

  Income Taxes

     The Company accounts for income taxes using Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carryforwards. Deferred tax expense or benefit is recognized as a result of the changes in the assets and liabilities during the year. The Company has established a valuation allowance equal to its net domestic deferred tax asset.

  Earnings (Loss) Per Share

     In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaces the presentation of Primary Earnings Per Share (EPS) with Basic EPS and requires dual presentation of Basic and Diluted EPS on the face of the statements of operations. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. SFAS No. 128 is effective for financial statements issued after December 15, 1997, and, accordingly, the accompanying financial statements reflect the adoption of SFAS No. 128. As the Company had a loss from continuing operations for the years ended August 31, 1998, 1997 and 1996, Diluted EPS equals Basic EPS as potentially dilutive common stock equivalents, which consist of options and warrants, are antidilutive in loss periods. Prior period EPS data has been restated as required by SFAS No. 128. The average market price per share of the Company's common stock for the years ended August 31, 1998, 1997 and 1996, was $5.65, $6.35 and $13.55, respectively.
Note 8 provides a detail of options and warrants outstanding and their corresponding exercise prices. If the Company would have had income from continuing operations for the years ended August 31, 1998, 1997 and 1996, the denominator (weighted average common shares and common share equivalents outstanding) in the Diluted EPS calculation would have been increased, through application of the treasury stock method, for each class of option or warrant for which the average market price per share of the Company's common stock exceeded the common stock equivalent's exercise price.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

  New Accounting Pronouncements

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

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.

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

     In February of 1996, the Company sold its operations in Azerbaijan to Titan for 2,000,000 shares of Titan stock and recognized a gain of $1,400. The Company sold 500,000 shares of Titan stock to an investment company for a $500 receivable. The remaining 1,500,000 shares of Titan stock were valued at an estimated fair market value of $900 ($.60 per share). During the year ended August 31, 1997, the investment company returned the 500,000 shares of Titan stock in settlement of its receivable. The Titan stock was estimated to

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES have a fair market value of $200 when returned resulting in a loss of $300. The Titan stock is shown as available for sale securities on the accompanying consolidated balance sheets at August 31, 1998 and 1997, in accordance with the guidelines of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At August 31, 1996, the estimated fair market value of Titan was $.60 per share and, thus, no unrealized holding gain or loss was reported as a separate component of stockholders' equity. At August 31, 1997, the estimated fair market value of Titan was $.40 per share and an unrealized holding loss of $300 is reported as a separate component of stockholders' equity. At August 31, 1998, the estimated fair market value of Titan was $.28 per share and an unrealized holding loss of $240 is reported as a separate component of stockholders' equity.

4. PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following:

                                                          AUGUST 31
                                                      -----------------
                                                       1998      1997      ASSET LIFE
                                                      -------   -------   -------------
Property not in service.............................  $   441   $   641
Land................................................      292       188
Buildings and improvements..........................    2,073     1,645        20 years
Rental tools and equipment..........................   32,828    24,468   5 to 20 years
Shop equipment and tools............................    2,338     1,954         5 years
Vehicles and transportation equipment...............    2,090     1,866       3-5 years
Furniture and fixtures..............................      930       621         5 years
                                                      -------   -------
                                                      $40,992   $31,383
                                                      =======   =======

     Effective June 1, 1998, the Company extended the estimated useful life of certain of its rental tools and equipment from approximately 7.5 years to 20 years. The Company believes the revised estimate more appropriately reflects the actual useful life of such tools and equipment. This change in estimate decreased the net loss by $158, or $.02 per basic and diluted share, for the three months and year ended August 31, 1998.

     During the fourth quarter of 1998, the Company purchased drill pipe through the issuance of 350,000 shares of the Company's common stock. The drill pipe was valued at the invoiced amount from the drill pipe vendor, approximately $1,221, which approximated the fair market value of the common stock.

     During the fourth quarter of 1997, the Company conducted an auction of certain rental tools and equipment. Such sale resulted in proceeds of approximately $750 and a loss on disposition of assets of approximately $274, including $150 resulting from the issuance of approximately 30,000 shares of the Company's common stock in settlement of a payable owed to the auction company. The common stock was valued at the carrying value of the payable which approximated the fair market value of the common stock.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

5. ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES:

     Accrued liabilities consist of the following:

                                                                 AUGUST 31
                                                              ---------------
                                                               1998     1997
                                                              ------   ------
Accrued legal and professional fees.........................  $  239   $  476
Accrued interest expense....................................     149       31
Accrued taxes...............................................     817      355
Accrued insurance expense...................................     182      201
Accrued consulting fees.....................................      79      107
Bank overdraft..............................................     657      692
Other.......................................................     581      341
                                                              ------   ------
                                                              $2,704   $2,203
                                                              ======   ======

     Included in other long-term liabilities at August 31, 1997, is $676 of accrued interest expense related to the convertible debentures described in Note 7 which were converted into shares of the Company's common stock in September 1997.

6. LONG-TERM DEBT, INCLUDING CAPITAL LEASE OBLIGATIONS:

     Long-term debt consists of the following:

                                                                  AUGUST 31
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
Notes payable --
  Term loan with financial institution......................  $ 3,383   $ 3,384
  Inventory revolver with financial institution.............    2,500     2,500
  Receivable revolver with financial institution............    1,301     1,425
  Mortgage note.............................................       76       107
  Real estate...............................................       64        68
  Bosco note................................................      152       330
  Capital lease obligations.................................    1,232     1,371
  Former officer............................................      103       172
                                                              -------   -------
                                                                8,811     9,357
  Less -- Current maturities................................   (8,355)   (1,899)
                                                              -------   -------
Long-term debt, excluding current maturities................  $   456   $ 7,458
                                                              =======   =======

     Maturities of long-term debt as of August 31, 1998, were as follows:

1999.......................................................   $8,355
2000.......................................................      301
2001.......................................................       36
2002.......................................................       20
2003.......................................................       56
Thereafter.................................................       43
                                                              ------
                                                              $8,811
                                                              ======

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

     In 1995, the Company signed a revolving loan agreement with a bank that provided a maximum borrowing limit of $500. The revolving line of credit bore interest at 2.5 percent above a defined reference lending rate. The weighted average interest rate on this short-term borrowing was 9.3 percent for the year ended August 31, 1996. This loan agreement was replaced with the financing discussed below.

     During the year ended August 31, 1997, the Company obtained financing from KBK Financial, Inc. (KBK). The financing provides for a $2,500 inventory based line of credit (Inventory Revolver), a $4,000 receivable based revolver (Receivable Revolver) and a $3,500 term loan (Term Loan) (collectively "Notes"). The Inventory Revolver allows for periodic borrowings, repayments and reborrowings up to the lesser of $2,500 or an inventory and rental tools supported Borrowing Base, as defined, provides for monthly interest payments at a variable rate (15 percent at August 31, 1998) and matures in full in November 2001. The Receivable Revolver allows the Company to borrow up to $4,000 of its eligible accounts receivable at a discount rate equal to the higher of 7 percent or the Base Rate, as defined, plus 5.5 percent (14 percent at August 31, 1998) and matures in full in December 1998. The Term Loan allows for borrowings up to the lesser of $3,500 or the Borrowing Base less the outstanding principal balance of the Inventory Revolver. The Term Loan bears interest at a variable rate (15 percent at August 31, 1998) and required monthly payments of interest only through May 1997. Beginning in June 1997, the Term Loan required monthly principal and interest payments of $83 through May 2002 with a final payment of all unpaid principal and interest due in June 2002. In June 1998, the Company increased the Term Loan from $3,500 to $4,000. The amended Term Loan now requires monthly principal and interest payments of $98 commencing July 1998 through May 2002 with a final payment of all principal and interest due in June 2002. The Notes are secured by substantially all of the assets of the Company and prohibit the payment of dividends on the Company's common stock. The loan agreement under the Notes requires compliance with various covenants, which were amended in January 1998, including maintenance of a debt service coverage ratio, as defined and amended, of not less than 1.0 to 1.0 as of the fiscal quarter ended February 1998 and 1.25 to 1.0 as of the end of each fiscal quarter thereafter. The Company received a waiver of the debt service coverage ratio for the quarters ended February and May 1998. Additionally, the Company must maintain a tangible net worth, as defined and amended, of not less than $18,000 at all times. As a result of continuing operating losses during the year ended August 31, 1998, certain of the Company's covenants were not met at August 31, 1998, and, accordingly, all amounts due this financial institution have been classified as current on the accompanying balance sheet at August 31, 1998. The lender has the right to demand immediate repayment of the entire amounts outstanding under the Notes. The Company is currently discussing potential debt refinancings with another lender to increase its available facilities and decrease interest rates. If the Company were to refinance its current debt with another lender, it is anticipated that an extraordinary loss of approximately $260 would be recognized associated with a prepayment penalty. While management believes that it will be able to increase the Company's debt facilities and reduce its interest rates, there are no assurances that the Company will be able to refinance its current indebtedness nor that it will be able to obtain an increase in available facilities or achieve a reduction in interest rates.

     In September 1998, the Company obtained $500 from KBK under a short-term promissory note. The proceeds were used for working capital requirements. The promissory note bears interest at 15 percent with the principal and accrued interest due November 9, 1998. In November 1998, the due date of this note was extended (Note 18). The promissory note has cross-default provisions with the Notes.

     The mortgage note is to a financial institution, bears interest at 9.25 percent and is payable in monthly installments of $1, including interest, through November 2002. The note is secured by real estate.

     The real estate note is to an individual, bears interest at 6.5 percent and is payable in monthly installments of $1, including interest, through October 2009. The note is secured by land and a building.

     The Bosco note represents amounts, assumed in the Bosco acquisition (see
Note 15), due certain creditors of Bosco.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

     The Company leases vehicles and equipment under capital lease obligations that have varying terms from 36 to 59 months. Minimum lease payments are capitalized at interest rates ranging from 9.6 percent to 11.5 percent. The following is a schedule by years of the future minimum lease payments under capital leases and the present value of the minimum lease payments as of August 31, 1998:

Year ending August 31 --
  1999.....................................................   $  969
  2000.....................................................      311
  2001.....................................................       27
  2002.....................................................        9
  2003.....................................................       --
  Thereafter...............................................       --
                                                              ------
Total minimum lease payments...............................    1,316
Less -- Amounts representing interest......................       84
                                                              ------
Present value of minimum lease payments....................   $1,232
                                                              ======

     During the year ended August 31, 1997, the Company's former president and chief executive officer resigned. The Company and the former officer entered into an agreement in May 1997 whereby the Company agreed to a final payment schedule for its September 1995 purchase of Armstrong Tool, Inc. (see Note 15), which was previously wholly owned by the former officer and his spouse. Additionally, the agreement stipulated the payout provisions under the former officer's employment agreement entered into in September of 1995 and the cancellation of an option held by the former officer to purchase 29,091 shares of the Company's common stock. The final payment schedule for the purchase of Armstrong Tool, Inc., requiring monthly payments of approximately $12 through August 1998 (subsequently settled through the issuance of common stock as described below), and the severance agreement payments of approximately $8 per month through August 1999, are both noninterest bearing. The Company has imputed interest on the severance agreement payments at 15 percent per annum, its estimated incremental borrowing rate. As a result of the agreement entered into with the former officer, as well as the acceleration of deferred compensation associated with an award of 91,867 shares of the Company's common stock to the former officer in fiscal 1996, the Company was required to accrue for and recognize approximately $450 in compensation expense during the year ended August 31, 1997. In August 1997, indebtedness to the former officer of $219, including interest, related to the purchase of Armstrong Tool, Inc., was settled through the issuance of approximately 56,000 shares of the Company's common stock. The common stock was valued at the carrying value of the indebtedness which approximated the fair market value of the common stock.

     In October 1997, a $2,500 bridge loan was obtained from White Owl Capital Partners (White Owl) and certain others with the intention of providing additional capital for acquisitions and expansion of the Company's business. The Company, in January 1998, purchased Fishing Tools, Inc. (FTI), for approximately $7,500 cash, including payment of acquired indebtedness, and $1,000 in stock (Note 15). This acquisition was funded with the proceeds from the sale of 2.2 million shares of common stock at $5 per share to White Owl and certain of its affiliates.

7. CONVERTIBLE DEBENTURES AND SENIOR CONVERTIBLE NOTES:

     Effective April 26, 1996, the Company completed a $10,950 placement of eight percent convertible debentures. The debenture issue resulted in proceeds of $9,855, net of issuance costs. Issuance costs were a component of deferred assets on the consolidated balance sheets and were being amortized over a three-year period. As of August 31, 1997 and 1996, debentures in the aggregate principal amount of $4,570 and $1,800, respectively, had been converted into 734,012 and 165,658 shares of common stock, respectively. As discussed in Note 13, claims and counterclaims were filed between certain convertible debenture holders and the

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

Company. In September 1997, the Company and the holders of the then outstanding convertible debentures entered into a settlement agreement whereby all of the then outstanding convertible debentures were converted into shares of the Company's common stock as further described in Note 13. The Company also agreed to issue to such debenture holders five-year warrants to purchase an additional 191,400 shares of the Company's common stock at $5 per share. At August 31, 1997, the Company had accrued approximately $100 as its estimate of the fair value of the warrants issued in settlement of this matter.

     In October 1997, the Company completed a private placement with White Owl of $2,500 Senior Convertible Notes (Senior Notes) and warrants to purchase 800,000 shares of the Company's common stock at a purchase price of $3.125 per share. The warrants expire on January 1, 2001. In January 1998, the Senior Notes were converted into 800,000 shares of the Company's common stock concurrent with the January 1998 equity placement described in Note 2.

8. EMPLOYEE STOCK PLANS, OPTIONS AND WARRANTS:

     In June 1992, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-8 registering 171,948 shares of common stock for various stock option plans. The shares have been registered as follows:
40,000 shares to Incentive Stock Option Plan; 40,000 shares to Non-Qualified Stock Option Plan; 40,000 shares to Stock Bonus Plan; and 51,948 shares to the 1989 Keyman Stock Option Plan.

     In March 1994, shareholders approved the 1994 Incentive Stock Option Plan (Incentive Plan) and 1994 Directors' Stock Option Plan (1994 Directors' Plan). In August 1995, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-8 registering 100,000 shares of common stock as follows: 50,000 shares to the Incentive Plan and 50,000 shares to the 1994 Directors' Plan. The Incentive Plan provides that options may be granted to employees for up to 50,000 shares. Any one employee is limited to $100 of fair market value of stock at the time the option is granted. The purchase price of each option shall not be less than 100 percent of the fair market value of the Company's stock at the time the option is granted. The 1994 Directors' Plan provides that an option to acquire 1,100 shares be granted to each director of the Company as of the annual stockholders' meeting date in the years 1994 through 1998. The option price is the fair market value of the Company's stock at the time of the grant, and the options are fully exercisable when granted. The aggregate number of shares that may be granted under this plan is limited to 50,000 shares.

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

     In May 1998, the Company's board of directors adopted the 1998 Director Stock Option Plan (1998 Directors' Plan). The 1998 Directors' Plan provides that an option to acquire 2,000 shares be granted to each director as of the date of election or reelection as a director of the Company. The 1998 Directors' Plan provides for the aggregate grant of options to acquire common stock not to exceed 80,000 shares. The option price is the fair market value of the Company's common stock at the time of the grant, and the options are fully exercisable when granted. The options expire 10 years from date of grant.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

     A summary of activity in the 1994 Directors' Plan is set forth below:

                                                            TOTAL                EXERCISE
                                                            SHARES                 PRICE
                                                           RESERVED   ACTIVITY   PER SHARE
                                                           --------   --------   ---------
Balances, August 31, 1995................................   34,600     15,400
  Granted................................................   (9,900)     9,900    $18.4375
  Exercised..............................................       --     (1,100)   $10.9375
  Exercised..............................................       --     (1,100)   $ 5.078
  Exercised..............................................       --     (1,100)   $18.4375
                                                            ------     ------
Balances, August 31, 1996................................   24,700     22,000
  Granted................................................   (8,800)     8,800    $ 5.469
                                                            ------     ------
Balances, August 31, 1997................................   15,900     30,800
  Granted................................................       --         --
                                                            ------     ------
Balances, August 31, 1998................................   15,900     30,800
                                                            ======     ======

     A summary of activity in the 1998 Directors' Plan is set forth below:

                                                            TOTAL                EXERCISE
                                                            SHARES                 PRICE
                                                           RESERVED   ACTIVITY   PER SHARE
                                                           --------   --------   ---------
Balances, August 31, 1997................................       --         --     $   --
  Plan adoption..........................................   80,000         --     $   --
  Granted................................................  (16,000)    16,000     $6.095
                                                           -------     ------
Balances, August 31, 1998................................   64,000     16,000
                                                           =======     ======

     In October 1996, options to acquire 91,000 shares of the Company's common stock at an exercise price of $8.75 per share were granted to certain key employees of the Company. The options vest at the rate of 20 percent per year and expire 10 years from date of grant. During the years ended August 31, 1998 and 1997, 2,000 and 32,000, respectively, of these options were forfeited.

     In September 1997, options to acquire 410,000 shares of the Company's common stock at an exercise price of $2.50 per share were granted to certain key employees of the Company. Options on 162,000 of these shares were immediately vested while the remainder vest at the rate of 20 percent per year. The options expire 10 years from date of grant.

     In February 1998, options to acquire 95,000 shares of the Company's common stock at an exercise price of $5.78 per share were granted to certain key employees of the Company's FTI subsidiary. Options on 19,000 of these shares were immediately vested while the remainder vest at a rate of 20 percent per year. The options expire 10 years from date of grant.

     In July 1998, options to acquire 10,000 shares of the Company's common stock at an exercise price of $3.125 per share were granted to a key employee of the Company pursuant to the 1997 Incentive Plan. Options on 2,000 of these shares were immediately vested while the remainder vest at the rate of 20 percent per year and expire 10 years from date of grant.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

     The following table recaps options outstanding at August 31, 1998:

                                                                               WEIGHTED AVERAGE
                                                              EXERCISE PRICE      REMAINING
TYPE OF GRANT                         OUTSTANDING   VESTED      PER SHARE      CONTRACTUAL LIFE
-------------                         -----------   -------   --------------   ----------------
March 1994-1994 Directors' Plan.....      5,500       5,500      $10.9375         5.5 years
February 1995-1994 Directors'
  Plan..............................      7,700       7,700      $ 5.078          6.5 years
February 1996-1994 Directors'
  Plan..............................      8,800       8,800      $18.4375         7.5 years
March 1997-1994 Directors' Plan.....      8,800       8,800      $ 5.469          8.5 years
May 1998-1998 Directors' Plan.......     16,000      16,000      $ 6.095          9.7 years
October 1996 key employee options...     57,000      11,400      $ 8.75           8.1 years
September 1997 key employee
  options...........................    410,000     162,000      $ 2.50           9.1 years
February 1998 key employee
  options...........................     95,000      19,000      $ 5.78           9.5 years
July 1998 key employee options......     10,000       2,000      $ 3.125          9.9 years

     The weighted average exercise price per share of options outstanding was $4.26, $9.20 and $11.90 at August 31, 1998, 1997 and 1996, respectively.

     The following table recaps warrants outstanding at August 31, 1998:

                                                                               WEIGHTED AVERAGE
                                                              EXERCISE PRICE      REMAINING
TYPE OF GRANT                         OUTSTANDING   VESTED      PER SHARE      CONTRACTUAL LIFE
-------------                         -----------   -------   --------------   ----------------
September 1997 convertible debenture
  warrants (Note 7).................    191,400     191,400      $ 5.00        4 years
October 1997 Senior Note warrants
  (Note 7)..........................    800,000     800,000      $ 3.125       2.3 years

     In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued. SFAS No. 123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, SFAS No. 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Entities electing to remain with the accounting prescribed by APB No. 25, as the Company has, must make pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value based method recommended by SFAS No. 123 had been applied. The impact of SFAS No. 123 on the Company's pro forma disclosures of net loss and net loss per share as if the fair value based method of accounting under SFAS No. 123 had been applied to employee and director options are as follows:

                                                                   AUGUST 31
                                                          ----------------------------
                                                           1998       1997      1996
                                                          -------   --------   -------
Net loss..................................  As Reported   $(4,532)  $ (9,921)  $(3,892)
                                            Pro Forma      (5,155)   (10,054)   (4,020)
Net loss per share........................  As Reported   $  (.60)  $  (3.64)  $ (2.23)
                                            Pro Forma        (.69)     (3.69)    (2.31)

     The weighted average grant-date fair value of options granted during fiscal 1998 was $2.75 per option. This value was determined using an option pricing model with an expected term of five years, expected

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES volatility of 127 percent, expected annual rate of quarterly dividends of zero and a risk-free discount rate of 5.1 percent.

     The weighted average grant-date fair value of options granted during fiscal 1997 was $7.32 per option. This value was determined using an option pricing model with an expected term of five years, expected volatility of 132 percent, expected annual rate of quarterly dividends of zero and a risk-free discount rate of 6.25 percent.

     The weighted average grant-date fair value of options granted during fiscal 1996 was $14.60 per option. This value was determined using an option pricing model with an expected term of five years, expected volatility of 104 percent, expected annual rate of quarterly dividends of zero and a risk free discount rate of 6.20 percent.

     During the year ended August 31, 1995, the board of directors rescinded warrants issued to the Company's former chairman of the board and chief executive officer to purchase 400,000 shares at $26.25 per share. During the year ended August 31, 1996, 100,000 shares of the Company's restricted common stock was granted (Note 14) to the former chairman and officer in consideration of his years of service to the Company, continued personal guarantees of Company indebtedness and his return to the Company of the warrants referred to above as well as his return of options to purchase up to 400,000 shares of the Company's common stock at an exercise price of $26.25 per share. These options were granted in December 1995.

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

     The net deferred tax assets (liabilities) include the following components:

                                                               1998      1997
                                                              -------   ------
Deferred tax assets --
  Net operating loss carryforwards..........................  $10,209   $8,126
  Tax credit carryforwards..................................      444      211
  Allowance for receivables.................................      269      278
  Liabilities...............................................      130      216
                                                              -------   ------
          Gross deferred tax assets.........................   11,052    8,831
Deferred tax liabilities --
  Property and equipment (domestic).........................   (2,910)    (114)
  Property and equipment (foreign)..........................     (886)    (881)
                                                              -------   ------
                                                                7,256    7,836
Total valuation allowance...................................   (8,142)  (8,717)
                                                              -------   ------
Net deferred tax liabilities................................  $  (886)  $ (881)
                                                              =======   ======

     A valuation reserve of $8,142 and $8,717 as of August 31, 1998 and 1997, respectively, representing the total of net deferred domestic tax assets has been recognized by the Company as it cannot determine that it is more likely than not that all of the deferred tax assets will be realized.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

     Income tax expense (all foreign) for the fiscal year ended August 31, 1996, was $67 and relates to taxes on the Company's UK operations related to 1996 acquisitions as discussed in Note 15. The deferred taxes payable are the result of book and tax basis differentials existing at the date of the UK acquisitions.

     At August 31, 1998, the Company had net operating loss (NOL) carryforwards of approximately $30,000 for income tax purposes. Such losses will expire in the years ending August 31, 2007 ($2,404), 2008 ($1,796), 2009 ($3,668), 2010
($2,704), 2011 ($5,149), 2012 ($8,106) and 2018 ($6,200). The Company has
approximately $319 of unused foreign income tax credits and unused investment tax credit carryforwards of approximately $125 to reduce future income taxes payable. The Company must first use its available NOL carryforwards to offset future taxable income before utilizing its available tax credits.

     The Company's ability to use its NOL and tax credit carryforwards to offset future taxable income is subject to the restrictions of Section 382 of the Internal Revenue Code (Code). Section 382 of the Code provides for annual limitations on the utilization of the NOL and tax credit carryforwards when the beneficial stock ownership of a corporation changes by more than 50 percentage points within a three-year period (an Ownership Change). In February 1997, the Company incurred an Ownership Change. Additionally, because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes. The Code has been revised to provide a 20-year carryforward period for net operating losses generated in the Company's fiscal 1998 and subsequent years. Prior to this revision, carryforwards were limited to 15 years.

10. RELATED-PARTY TRANSACTIONS:

     Certain stockholders of the Company were also independent fishing tool operators who provided past services to the Company on a commission basis. The Company incurred $1,176 of commission expense in 1996 of which $38 was related to these individuals. Management of the Company believes these services were performed at rates consistent with those charged by independent third parties. Subsequent to fiscal 1996, the Company conducted substantially all of its fishing tool operations with noncommissioned operators.

     The Company has debt with a former officer as discussed in Note 6.

     The Company has a note receivable from an employee totaling $69 and $66 at August 31, 1998 and 1997, respectively. The note relates to the purchase of shares of the Company's stock, earns interest at a rate of 6 percent annually and matures August 31, 1999. Interest earned on the note has been added to the principal balance on an annual basis.

11. OPERATING LEASES:

     The Company leases certain property and equipment under operating leases. Minimum payments for operating leases having initial or remaining noncancelable terms in excess of one year as of August 31, 1998, are as follows:

1999........................................................   $357
2000........................................................    138
2001........................................................     88
2002........................................................     51
2003........................................................     49
Thereafter..................................................     49
                                                               ----
          Total minimum lease payments......................   $732
                                                               ====

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

     Total rent expense for all operating leases amounted to $1,228, $329 and $81 for the years ended August 31, 1998, 1997 and 1996, respectively. The 1998 operating lease rental expense includes approximately $946 relating to tool rentals in the U.K.

12. 401(k) EMPLOYEE BENEFIT PLAN:

     The Company has a 401(k) Employee Benefit Plan for employees that meet certain criteria. Company contributions to the plan are at the discretion of the board of directors. Employees may make voluntary contributions to the plan on their own behalf and direct how their accounts are invested. While the Company had accrued discretionary contributions in prior fiscal years, management of the Company determined during fiscal 1996 that such amounts would not be contributed to the 401(k) plan. Accordingly, approximately $105 relating to prior years' accruals was reversed into income during 1996. During the year ended August 31, 1997, the Company began contributing common stock to the 401(k) plan as discretionary contributions. For the years ended August 31, 1998 and 1997, the Company recognized approximately $146 and $50, respectively, in expense associated with the 401(k) plan.

13. CONTINGENCIES:

     In 1996, the Company sued its placement agent and its principal and related entities (the placement agent) in the Company's 1996 convertible debenture offering (Note 7) and the debenture holders in the United States District Court for the Western District of New York. In mid-1997, the Company settled with all of the debenture holders, and the judge ordered the case against the placement agent transferred to the United States District Court for the Northern District of Georgia. In response, in September 1997, a case was filed against the Company in Georgia State Court, which the Company removed to the United States District Court for the Northern District of Georgia, Atlanta Division, by the placement agent alleging that, in connection with such offering, the Company tortiously interfered with its business relationships, breached a Proprietary Information, Non-Circumvention and Indemnification Agreement between the Company and the placement agent, defamed the placement agent and engaged in conduct giving rise to an indemnification in favor of the placement agent. The federal court consolidated the two lawsuits, and on May 8, 1998, pursuant to a mutual release and settlement agreement between the Company and the placement agent, dismissed with prejudice all of the claims and counterclaims in the two lawsuits. Under the terms of the settlement agreement, the consideration given by each of the Company and the placement agent was the release of its claims against the other, and no cash or other consideration was paid by either party.

     On July 17, 1998, Titan sued the Company in the District Court of Harris County, Texas. The suit alleges that in 1996, the Company made misrepresentations in connection with the sale of all of the Company's outstanding shares in Ponder International Services, Inc. (its former Azerbaijan subsidiary), to Titan in return for 2,000,000 shares of Titan's common stock. The suit alleges breach of contract, breach of warranty, negligent misrepresentation and fraudulent misrepresentation. Titan seeks unspecified damages. The Company is defending the case vigorously and has counterclaimed for unspecified sums that Titan owes it pursuant to one of the contracts executed in connection with this transaction.

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

     In September 1998, the Company received notice from the Internal Revenue Service (IRS) that it was delinquent in the remittance of payroll taxes. At August 31, 1998, the Company had accrued approximately

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

$600 in payroll taxes and an additional $110 in penalties and interest relating to these delinquent taxes. Until such amounts are paid, the IRS could file tax liens or seize Company assets which would have a material adverse effect on the Company's operations.

     In July 1998, the Company received notification that it was subject to delisting on the NASDAQ stock market as its minimum bid price for its common stock had fallen below $1 per share. In October 1998, the Company gave notice of a special stockholders' meeting to be held November 11, 1998, to effect a one-for-five reverse common stock split in order to meet NASDAQ listing requirements (Note 18). There can be no assurance that the Company will be able to retain its current listing or meet future listing requirements which could have an adverse effect on the Company's ability to access additional capital resources.

14. EMPLOYMENT AGREEMENTS:

     Effective September 1, 1995, the Company entered into an employment agreement with the Company's former president and chief operating officer. Since July 1995, he had served the Company in such capacity without a contractual agreement. The agreement provided for an annual salary of $100 payable in monthly increments for four years. In addition, he received 91,867 shares of the Company's stock for services to be provided to the Company. This was recorded as deferred compensation and is shown as a separate component of stockholders' equity. Unearned compensation was being amortized to expense over a four-year period. As discussed in Note 6, the former officer resigned during the year ended August 31 1997, and the Company was required to accelerate the recognition of the deferred compensation.

     In April 1996, the Company's former chairman of the board and chief executive officer was granted 100,000 shares of the Company's restricted common stock. At August 31, 1996, the Company had recognized $400 in compensation expense and additional paid-in capital associated with this stock grant.

     At August 31, 1998, the Company had employment agreements with six employees providing for combined future compensation of $478 and $173 during the fiscal years ending August 31, 1999 and 2000, respectively. Two of the agreements, representing combined annual compensation of $265, provide for a two-year lump-sum payment in the event of termination by the Company without cause.

15. ACQUISITIONS:

     The following describes acquisitions by the Company during the years ended August 31, 1996 and 1998. The Company had no significant acquisitions during the year ended August 31, 1997.

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

     Effective October 1995, the Company acquired certain real property, vehicles and rental tools and equipment from Apex Tool (Apex), a sole proprietorship. Apex is located in Healdton, Oklahoma, and provides fishing and rental tool services in the South Central Oklahoma and North Texas region. The assets were acquired for $600, of which $200 was paid at closing. The amount paid at closing was funded through borrowings from a commercial bank. A $400 note payable, bearing interest at 9 percent per annum was paid in two installments of $200, due March 15, 1996 and 1997, to the owner of Apex.

     Effective April 1996, the Company completed the acquisition of Panther Oil Tools, (UK) Ltd. (Panther) (an English company), and substantially all of the assets of Villain Ltd. (Villain) (a Guernsey company) for $1,250 and 240,000 shares of the Company's restricted common stock which were valued on the date of issuance at $3,060.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

     Effective May 1996, the Company acquired Runyon Oil Tools, Inc. (Olney, Illinois), and DiKor, Inc. (Carmi, Illinois), and effective March 1996, the Company acquired C&F Fishing Tools, Inc. (Maysville, Oklahoma), in separate transactions in consideration for an aggregate of $283 and 66,291 shares of the Company's restricted common stock which were valued on the date of issuance at approximately $640.

     Effective June 1996, the Company acquired substantially all of the assets of Reeled Tubular Components, Inc. (Houston, Texas), including the intellectual property rights to an obstruction removing device, for a cash payment of $50 and 4,000 shares of the Company's restricted common stock which were valued at $60 on the date of issuance.

     Effective July 1996, the Company acquired all of the fixed assets of Brooks Oil Service Co., L.P., and Bosco Fishing and Rental Tools (Bosco) (Laurel, Mississippi) for an initial cash payment of $200 and the assumption of $1,200 in liabilities.

     In August 1996, the Company acquired all of the issued ordinary shares of Prime Pipe Limited (a UK company) for approximately $105 and the issuance of 930 shares of the Company's common stock.

     The results of operations of all acquisitions after the respective acquisition dates are included in the consolidated statements of operations. All acquisitions were recorded using the purchase method of accounting. The following unaudited pro forma information has been prepared assuming that the Panther, Villain, Bosco and Armstrong acquisitions had taken place at the beginning of the period presented. The remaining acquisitions were not considered to have a significant effect on the unaudited pro forma information. The cash portion of the Panther and Villain purchase price and acquisition related costs were funded by a portion of the net proceeds from the placement of convertible debentures as discussed in Note 7. The unaudited pro forma information includes adjustments to reflect the effect on depreciation expense of recording the fair value of property and equipment acquired and the pro rata portion of interest expense on the convertible debentures and debt assumed related to the acquisitions.

                                                                 YEAR ENDED
                                                               AUGUST 31, 1996
                                                               ---------------
                                                                 (UNAUDITED)
Sales.......................................................       $14,710
Cost of sales...............................................        (6,344)
                                                                   -------
Gross profit................................................       $ 8,366
                                                                   =======
Loss from continuing operations.............................       $(5,018)
                                                                   =======
Basic and diluted loss per share from continuing
  operations................................................       $ (2.88)
                                                                   =======

     The unaudited pro forma information is not necessarily indicative of the results that would have occurred had such transactions actually taken place at the beginning of the period specified nor does such information purport to project the results of operations for any future date or period.

     In January 1998, the Company acquired all of the outstanding stock of FTI for approximately $7,500 cash, including payment of acquired indebtedness, and the issuance of 128,899 shares of the Company's common stock valued at $1,000. The cash consideration was provided through the equity placement described in
Note 2. The results of operations of FTI have been included in the consolidated statements of operations since January 12, 1998. The FTI acquisition was recorded using the purchase method of accounting. The following unaudited pro forma information has been prepared assuming that the FTI acquisition had taken

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES place on September 1, 1997. The unaudited pro forma information includes adjustments to reflect the effect on depreciation expense of recording the fair value of property and equipment acquired in the FTI acquisition:

                                                          YEAR ENDED
                                                        AUGUST 31, 1998
                                                        ---------------
                                                          (UNAUDITED)
Sales.................................................      $22,744
Cost of sales.........................................        9,835
                                                            -------
Gross profit..........................................      $12,909
                                                            =======
Loss from continuing operations.......................      $(4,808)
                                                            =======
Basic and diluted loss per share from continuing
  operations..........................................      $  (.64)
                                                            =======

     The unaudited pro forma information is based upon available information and certain estimates and assumptions related to the accounting for the FTI acquisition that is subject to final determination. The unaudited pro forma information is not necessarily indicative of the results that would have occurred had the FTI acquisition actually taken place on September 1, 1997, nor does such information purport to project the results of operations for any future date or period.

     In May 1996, the Company signed a letter of intent to acquire Abilene, Texas, based G&L Fishing Tool Company (G&L). In July 1996, the Company entered into an agreement with G&L which gave the Company a one-year option to acquire G&L under the same terms as the letter of intent. In connection with this agreement, the Company paid to G&L a $1,000 forfeitable deposit. At August 31, 1996, approximately $1,172 related to this pending acquisition, including the forfeitable deposit, was included in deferred and other assets on the Company's consolidated balance sheet. In July 1997, the Company had not acquired G&L and the option expired, requiring the Company to write-off $1,172 as an expense.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

16. GEOGRAPHIC INFORMATION:

     Information by geographic location for 1998, 1997 and 1996 is shown below. As discussed in Note 3, the Company's former operations in Azerbaijan are shown as discontinued operations in the consolidated financial statements:

                                                             YEAR ENDED AUGUST 31,
                                                          ---------------------------
                                                           1998      1997      1996
                                                          -------   -------   -------
Net sales --
  Domestic..............................................  $15,822   $16,598   $10,857
  Foreign...............................................    5,031     5,277     1,104
                                                          -------   -------   -------
          Total.........................................  $20,853   $21,875   $11,961
                                                          =======   =======   =======
Income (loss) from continuing operations --
  Domestic..............................................  $(4,729)  $(9,584)  $(5,123)
  Foreign...............................................      197      (337)     (147)
                                                          -------   -------   -------
          Total.........................................  $(4,532)  $(9,921)  $(5,270)
                                                          =======   =======   =======
Identifiable assets --
  Domestic..............................................  $26,027   $17,585   $21,552
  Foreign...............................................   10,005     9,032     6,350
                                                          -------   -------   -------
          Total.........................................  $36,032   $26,617   $27,902
                                                          =======   =======   =======

     The Company's foreign operations relate to Panther and Villain as discussed in Note 15.

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     The results of operations by quarter for the fiscal years ended August 31, 1998 and 1997, were as follows:

                                             NET      GROSS      NET     BASIC AND DILUTED
                                            SALES    PROFIT     LOSS      LOSS PER SHARE
                                           -------   -------   -------   -----------------
1998 -- quarter ended --
  November 30...........................   $ 5,101   $ 3,260   $  (424)       $ (.08)
  February 28...........................     4,976     2,924      (961)         (.14)
  May 31................................     5,572     3,086    (1,313)         (.14)
  August 31.............................     5,204     3,277    (1,834)         (.24)
                                           -------   -------   -------
          Total.........................   $20,853   $12,547   $(4,532)
                                           =======   =======   =======
1997 -- quarter ended --
  November 30...........................   $ 5,141   $ 2,898   $  (882)       $ (.36)
  February 28...........................     5,248     2,930    (2,053)         (.83)
  May 31................................     5,614     3,233    (2,111)         (.79)
  August 31.............................     5,872     3,141    (4,875)        (1.46)
                                           -------   -------   -------
          Total.........................   $21,875   $12,202   $(9,921)
                                           =======   =======   =======

     During the fourth quarter of 1998, the Company recognized a loss of $93 related to the impairment of certain of its U.K. tangible fixed assets and an additional $200 related to a write-down of property not in service. During the second quarter of 1997, the Company recognized $265 in general and administrative costs in connection with a court ordered judgment in a lawsuit brought by a former employee as discussed in Note 13. During the third quarter of 1997, an expense of $150 was recognized relating to an increase in the allowance for doubtful accounts. The Company recognized $450 in compensation expense in the third quarter

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES of 1997 related to acceleration of deferred compensation and other matters with a former office as described in Note 6. The Company realized a loss on disposition of assets sold at auction of $274 in the fourth quarter of 1997 as discussed in Note 4. During the fourth quarter of 1997, the Company recognized a loss of $446 related to its investment in a joint venture and an additional $260 related to a write-down of property not in service. Additionally, the Company recognized approximately $100 in general and administrative expense in the 1997 fourth quarter related to a settlement with the Company's convertible debenture holders as discussed in Note 7 and a loss of $300 on the return of Titan stock as discussed in Note 3. As discussed in Note 15, the Company recognized a loss of $1,172 in the fourth quarter of 1997 as a result of the write-off of a forfeitable deposit and other assets relating to a proposed acquisition. In the fourth quarter of 1997, approximately $751 was recognized as an expense relating to the write-off of receivables and an increase in the allowance for doubtful accounts.

18. SUBSEQUENT EVENTS:

     On November 11, 1998, the Company's stockholders approved a one-for-five reverse common stock split. On November 13, 1998, the Company filed appropriate documentation with the Delaware Secretary of State affecting such common stock split. Accordingly, all common stock and share information has been adjusted to reflect the reverse stock split. The authorized capital stock and par value of the Company (10,000,000 shares of preferred stock, $.01 par value, and 150,000,000 shares of common stock, $.01 par value) was not reduced or otherwise affected by the reverse stock split.

     On November 17, 1998, the due date on the Company's $500 short-term promissory note with KBK (Note 6) was extended to December 24, 1998.