Form 10-Q
period 1998-11-30
PONDER INDUSTRIES INC
filed 1999-01-14
CIK 859917

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                    CLASS                             OUTSTANDING AT DECEMBER 31, 1998
         Common Stock, $.01 par value                            9,297,810

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

                                     INDEX

                                                                                    PAGE
                                                                                    ----
PART I               FINANCIAL INFORMATION (Unaudited)
Item 1:              Condensed Consolidated Balance Sheets as of November 30,
                       1998, and August 31, 1998.................................     3
                     Condensed Consolidated Statements of Operations for the
                       Three Months Ended November 30, 1998 and 1997.............     4
                     Condensed Consolidated Statements of Comprehensive Income
                       (Loss) for the Three Months Ended November 30, 1998 and
                       1997......................................................     5
                     Condensed Consolidated Statements of Cash Flows for the
                       Three Months Ended November 30, 1998 and 1997.............     6
                     Notes to Condensed Consolidated Financial Statements........     7
Item 2:              Management's Discussion and Analysis of Financial Condition
                       and Results of Operations.................................     9
PART II              OTHER INFORMATION
Item 1:              Legal Proceedings...........................................    14
Item 2:              Changes in Securities.......................................    14
Item 3:              Defaults Upon Senior Securities.............................    14
Item 4:              Submission of Matters to a Vote of Security Holders.........    14
Item 5:              Other Information...........................................    14
Item 6:              Exhibits and Reports on Form 8-K............................    14

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS

                                                              NOVEMBER 30,   AUGUST 31,
                                                                  1998          1998
                                                              ------------   ----------
                                                              (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.................................    $    168      $    149
  Receivables, net..........................................       5,377         4,672
  Parts and supplies........................................       4,390         4,435
  Available for sale securities.............................         220           560
  Prepaid expenses and other................................         578           175
                                                                --------      --------
          Total current assets..............................      10,733         9,991
                                                                --------      --------
PROPERTY AND EQUIPMENT......................................      41,377        40,992
  Less -- Accumulated depreciation and amortization.........     (17,397)      (16,656)
                                                                --------      --------
                                                                  23,980        24,336
                                                                --------      --------
DEFERRED AND OTHER ASSETS, net..............................         458           425
                                                                --------      --------
GOODWILL, net...............................................       1,260         1,280
                                                                --------      --------
          TOTAL ASSETS......................................    $ 36,431      $ 36,032
                                                                ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................    $  8,954      $  8,355
  Accounts and notes payable, trade.........................       4,443         4,096
  Accrued liabilities and other.............................       3,257         2,704
                                                                --------      --------
          Total current liabilities.........................      16,654        15,155
                                                                --------      --------
LONG-TERM DEBT, less current maturities.....................         468           456
                                                                --------      --------
OTHER LONG-TERM LIABILITIES.................................          25            31
                                                                --------      --------
DEFERRED TAXES PAYABLE......................................         892           886
                                                                --------      --------
COMMITMENTS AND CONTINGENCIES (Note 3)
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized 10,000,000
     shares, no shares issued as of November 30, 1998, and
     August 31, 1998, respectively..........................          --            --
  Common stock, $.01 par value, authorized 150,000,000
     shares, issued and outstanding 9,297,810 shares and
     9,260,281 shares at November 30, 1998, and August 31,
     1998, respectively.....................................          93            93
  Additional paid-in capital................................      48,244        48,179
  Cumulative foreign currency translation adjustment........         192            69
  Accumulated deficit.......................................     (29,188)      (28,228)
  Note receivable for common stock..........................         (69)          (69)
  Unrealized loss on available for sale securities..........        (880)         (540)
                                                                --------      --------
          Total stockholders' equity........................      18,392        19,504
                                                                --------      --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........    $ 36,431      $ 36,032
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

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                   THREE MONTHS
                                                                 ENDED NOVEMBER 30
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
SERVICES AND TOOL RENTALS...................................  $    4,359   $    4,256
SALES OF TOOLS AND PARTS....................................         767          845
                                                              ----------   ----------
          Services, tool rentals and sales..................       5,126        5,101
                                                              ----------   ----------
COST OF SERVICES AND TOOL RENTALS...........................       1,852        1,548
COST OF TOOLS AND PARTS SOLD................................         338          292
                                                              ----------   ----------
          Costs of services, tool rentals and sales.........       2,190        1,840
                                                              ----------   ----------
          Gross profit......................................       2,936        3,261
                                                              ----------   ----------
EXPENSES:
  Operating.................................................       3,077        2,808
  General and administrative................................         405          400
                                                              ----------   ----------
                                                                   3,482        3,208
                                                              ----------   ----------
          Operating income (loss)...........................        (546)          53
OTHER INCOME (EXPENSE):
  Interest, net.............................................        (421)        (443)
  Gain (loss) on disposal of assets.........................          (4)         (34)
  Other.....................................................          11           --
                                                              ----------   ----------
NET INCOME (LOSS)...........................................  $     (960)  $     (424)
                                                              ==========   ==========
BASIC AND DILUTED LOSS PER SHARE............................  $     (.10)  $     (.08)
                                                              ==========   ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..................   9,273,096    5,005,960
                                                              ==========   ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                THREE MONTHS
                                                              ENDED NOVEMBER 30
                                                              -----------------
                                                                1998      1997
                                                              --------   ------
NET INCOME (LOSS)...........................................  $  (960)   $(424)
OTHER COMPREHENSIVE INCOME (LOSS):
  Unrealized loss on available-for-sale securities..........     (340)      --
  Foreign currency translation gain (loss)..................      123       34
                                                              -------    -----
          Comprehensive income (loss).......................  $(1,177)   $(390)
                                                              =======    =====

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                THREE MONTHS
                                                              ENDED NOVEMBER 30
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $  (960)  $  (424)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities --
     Depreciation and amortization..........................      729       549
     (Gain) loss on disposal of assets......................        4        34
     Deferred compensation expense..........................       --         1
  Net change in operating assets and liabilities --
     Receivables, net.......................................     (655)     (454)
     Parts and supplies.....................................       45      (130)
     Prepaid expenses and other.............................     (403)     (500)
     Accounts and notes payable, trade......................      347      (977)
     Accrued liabilities and other..........................    1,035      (460)
                                                              -------   -------
          Net cash provided by (used in) operating
           activities.......................................      142    (2,361)
                                                              -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................     (314)     (422)
  Proceeds from asset sales.................................       89        --
                                                              -------   -------
          Net cash used in investing activities.............     (225)     (422)
                                                              -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of long-term debt......................   (4,086)   (4,198)
  Bank overdraft............................................     (482)      133
  Proceeds from long-term debt borrowings...................    4,670     4,347
  Proceeds from Senior Convertible Notes....................       --     2,500
                                                              -------   -------
          Net cash provided by financing activities.........      102     2,782
                                                              -------   -------
CASH AND CASH EQUIVALENTS:
  Increase (decrease).......................................       19        (1)
  Beginning of period.......................................      149         4
                                                              -------   -------
  End of period.............................................  $   168   $     3
                                                              =======   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for --
     Interest...............................................  $   417   $   437
                                                              =======   =======
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Common stock issued in connection with debenture
     conversions............................................  $    --   $ 6,713
                                                              =======   =======
  Common stock contributed to 401(k) plan...................  $    65   $    66
                                                              =======   =======
  Capital lease obligation incurred.........................  $    27   $    --
                                                              =======   =======
  Unrealized loss on available for sale securities..........  $   340   $    --
                                                              =======   =======
  Trade note payable incurred for insurance premiums........  $   490   $    --
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

1. BASIS OF PRESENTATION

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

     The accompanying condensed consolidated financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. At November 30, 1998, and August 31, 1998, the Company had deficit working capital of $5,921 and $5,164, respectively, and an accumulated deficit of $29,188 and $28,228, respectively. During the three months ended November 30, 1998, the Company incurred a net loss of $960. As discussed in Note 2, the Company was not in compliance with certain of its debt covenants and, accordingly, all amounts due this lender have been classified as a current liability at November 30, 1998, and August 31, 1998. There is no assurance the Company will be able to achieve future positive cash flows to support operations. These matters, as well as additional matters discussed in the notes to the Company's consolidated financial statements in its latest Annual Report on Form 10-K, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its customers, its ability to obtain capital resources to support operations and its ability to successfully market its products and services. If the Company is unable to obtain additional capital resources, or if the funds obtained in such efforts are not adequate to support the Company until a successful level of operations is attained, the Company would likely be unable to continue operations as a going concern. The Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and, accordingly, the Company has presented a Statement of Comprehensive Income (Loss) for the three months ended November 30, 1998 and 1997.

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

2. LONG-TERM DEBT

     As of November 30, 1998, and August 31, 1998, the Company was in technical default with various affirmative debt covenants of KBK Financial, Inc. (KBK). Consequently, all amounts due KBK have been classified as a current liability at November 30, 1998, and August 31, 1998. There are no assurances that the

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

Company will be able to obtain modifications or waivers to the covenants or terms governing the financing agreement.

     In September 1998, the Company obtained $500 from KBK under a short-term promissory note. The proceeds were used for working capital requirements. The promissory note bears interest at 15 percent with the principal and accrued interest originally due November 9, 1998, which maturity date was subsequently extended to December 24, 1998. In December 1998, the due date of this note was further extended (Note 5).

3. CONTINGENCIES

     On July 17, 1998, Titan Resources, Inc. (Titan) sued the Company in the District Court of Harris County, Texas. The suit alleges that in 1996, the Company made misrepresentations in connection with the sale of all of the Company's outstanding shares in Ponder International Services, Inc. (its former Azerbaijan subsidiary), to Titan in return for 2,000,000 shares of Titan's common stock. The suit alleges breach of contract, breach of warranty, negligent misrepresentation and fraudulent misrepresentation. Titan seeks unspecified damages. The Company is defending the case vigorously and has counterclaimed for unspecified sums that Titan owes it pursuant to one of the contracts executed in connection with this transaction.

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

     In July 1998, the Company received notification that it was subject to delisting on the NASDAQ stock market as its minimum bid price for its common stock had fallen below $1 per share. In October 1998, the Company gave notice of a special stockholders' meeting to be held November 11, 1998, to effect a one-for-five reverse common stock split in order to meet NASDAQ listing requirements. Subsequent to the reverse common stock split, the minimum bid price for the Company's common stock has again fallen below $1 per share. There can be no assurance that the Company will be able to retain its current listing or meet future listing requirements which could have an adverse effect on the Company's ability to access additional capital resources.

4. EQUITY TRANSACTIONS

     As discussed in Note 3, on November 11, 1998, the Company's stockholders approved a one-for-five reverse common stock split. On November 13, 1998, the Company filed appropriate documentation with the Delaware Secretary of State affecting such common stock split. Accordingly, all common stock and share information has been adjusted to reflect the reverse stock split. The authorized capital stock and par value of the Company (10,000,000 shares of preferred stock, $.01 par value, and 150,000,000 shares of common stock, $.01 par value) was not reduced or otherwise affected by the reverse stock split.

5. SUBSEQUENT EVENT

     In December 1998, the due dates on the Company's $500 short-term promissory note with KBK (Note 2) and its receivable based revolver with KBK were extended to March 24, 1999.

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

     The following discussion is included to describe the Company's financial position and results of operations for the three-month periods ended November 30, 1998 and 1997. The condensed consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

BUSINESS REVIEW

     The Company is an international oil field service and rental tool company that specializes in the use of fishing tools for the recovery of unwanted obstructions in oil and gas wells. The Company also rents specialized oil field equipment such as pressure control equipment, tools, pipe, tubing and whipstocks used in the drilling, completion and workover of wells. The Company currently has 19 locations domestically and 2 locations in the United Kingdom serving the North Sea area.

     The oil and gas industry has historically experienced significant volatility. Demand for the Company's services and products depends primarily upon the number of oil and gas wells being drilled, the depth and drilling conditions of such wells, the volume of production, the number of well completions and the level of workover activity. Drilling and workover activity can fluctuate significantly in a short period of time, particularly in the United States.

     The willingness of oil and gas operators to make capital expenditures for the exploration and production of oil and natural gas will continue to be influenced by numerous factors over which the Company has no control, including the prevailing and expected market prices for oil and natural gas. Such prices are impacted by, among other factors, the ability of the members of OPEC to maintain price stability through voluntary production limits, the level of production by non-OPEC countries, worldwide demand for oil and gas, general economic and political conditions, costs of exploration and production, availability of new leases and concessions and governmental regulations regarding, among other things, environmental protection, taxation, price controls and product allocations. No assurance can be given as to the level of future oil and gas industry activity or demand for the Company's services and products.

     During 1996 and much of 1997, the oil field service industry experienced a general improvement in product demand and pricing as relatively stable and improved oil and natural gas prices combined with a strong world economy to increase exploration and development activity worldwide. Beginning in late 1997, worldwide oil prices began to decline significantly and natural gas prices weakened slightly on a year-to-year basis. These declines have been attributed to, among other things, an excess supply of oil in world markets, reduced domestic demand associated with an unseasonably warm winter, high inventory levels of oil and gas and the impact of the economic downturn in Southeast Asia and other factors over which the Company has no control.

     During the Company's fiscal years ended August 31, 1996 and 1997, and until December 1997, world oil prices ranged in the mid to near $20's per barrel while natural gas prices ranged from approximately $2.00 to as high as $3.50 per thousand cubic feet. At the beginning of the Company's fiscal 1998 year, approximately 1,030 drilling rigs and approximately 1,400 workover rigs were operating domestically. During late 1997, oil prices began to decline significantly, dropping from near $20 to below $10 per barrel for certain posted prices. Natural gas prices maintained a range of $2.00 to $2.50 per thousand cubic feet. By November 30, 1998, the activity of domestic drilling and workover rig utilization had reduced to approximately 690 and 980, respectively. As crude oil prices continued to stay below the $13 per barrel range, industry activity continued to decline, especially in the Company's onshore operations. In January 1998, the Company acquired Fishing Tools, Inc. (FTI). FTI has historically been a profitable company with significant offshore operations, which are generally less impacted by oil price fluctuations. With the Company's expansion into the offshore market, the Company has aggressively marketed its operations to merge the customer base of the Company and FTI with a focus on the major and large independents with onshore and offshore operations.

     While the Company anticipates continued long-term growth in the worldwide demand for hydrocarbons and a related return to higher activity levels for oil and gas companies over the next 12 to 18 months, the Company intends to actively monitor current industry market conditions and to continue to react, if necessary, through consolidation or elimination of operating locations, further reduction in personnel and related costs and to continue to aggressively market its products and services.

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

     Demand for the Company's services and rentals depends primarily on the number of oil and gas wells being drilled, the depth and drilling conditions of such wells and the level of workover activity. Drilling and workover activity is largely dependent on the prices for oil and natural gas. The Company is unable to predict the duration of the crude oil price declines and, to a lesser extent, natural gas price declines or the extent of the impact that such declines may have on the Company's future results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     In April 1996, the Company raised approximately $10 million, net of fees, by issuing 8 percent convertible debentures. In August 1996, a case was filed in U.S. District Court alleging that the Company breached an obligation to convert certain of the debentures. In September 1997, the Company reached a settlement whereby those convertible debenture holders who had not previously converted their debentures with the Company agreed to convert the then outstanding debenture debt of approximately $7,060,000, including accrued interest, into 2,205,217 shares of the Company's common stock. The conversion of the debentures increased the Company's equity by approximately $6.7 million.

     In November 1996, the Company completed a $10 million financing agreement with KBK Financial, Inc. (KBK). The agreement includes a $4 million Revolving Receivable Facility, a $2.5 million Revolving Credit Note and a $3.5 million Term Note (the Notes). The Receivable Facility is a two-year facility that was scheduled to mature in December 1998, now scheduled to mature in March 1999, that is based on accounts receivable and is utilized for short-term liquidity needs. The $2.5 million Revolving Credit Note is a five-year facility, based on inventory and equipment, and these funds were used to acquire capital assets to expand the Company's business. The $3.5 million Term Note is a five and one-half year note, interest only for the first six months and amortizes over the remaining five years, collateralized by equipment. In June 1998, the Company increased from $3.5 million to $4.0 million the Term Note payable to KBK. The Term Note, as amended, requires monthly principal and interest payments of $98,000 commencing July 1998 with a final payment of all principal and interest due in June 2002. The proceeds from the note were used to pay off existing bank debt of approximately $3 million with the balance being used to fund operations and acquire capital equipment. At

November 30, 1998, and August 31, 1998, the Company had borrowed approximately $7.9 million and $7.2 million, respectively, under the Notes. The Notes require compliance with various covenants, including the maintenance of a defined debt service coverage ratio and a defined tangible net worth. As a result of continued losses primarily relating to the Company's aggressive expansion commenced in fiscal year 1996 and the rapid decline in industry activity during the 1998 fiscal year and continuing through the three months ended November 30, 1998, the Company is not in compliance with such covenants and, accordingly, all amounts due this lender have been classified as a current liability at November 30, 1998, and August 31, 1998. In September 1998, the Company obtained $500,000 from KBK under a short-term promissory note. The proceeds were used for working capital requirements. The promissory note principal and accrued interest were originally due in November 1998 which maturity date was subsequently extended to December 1998 and then further extended to March 1999. The promissory note has cross-default provisions with the Notes. See Note 2 of notes to condensed consolidated financial statements.

     A $2,500,000 bridge loan (the Bridge Loan) was obtained in October 1997 from White Owl Capital Partners (White Owl) and certain others with the intention of providing additional capital for acquisitions and expansion of the Company's business.

     In January 1998, the Company purchased all of the outstanding capital stock of FTI for $6.5 million cash and the issuance of approximately 129,000 shares of the Company's common stock valued at $1 million. The Company also paid approximately $1 million of acquired indebtedness of FTI. FTI has historically been a profitable company with positive cash flow. FTI has significant offshore operations which are less effected by temporary oil price fluctuations and the acquisition has had a positive impact on the Company's operations. The cash consideration for the acquisition was provided through an equity placement with affiliates of White Owl. The equity placement consisted of the sale of 2.2 million shares of the Company's common stock at $5 per share. Concurrent with this equity placement, the Bridge Loan was converted into 800,000 shares of the Company's common stock. These transactions had increased the Company's equity to approximately $22 million and provided stronger liquidity ratios.

     At November 30, 1998, and August 31, 1998, the Company had a deficit working capital of approximately $5.9 million and $5.2 million, respectively. The current ratio was approximately .64 to 1.0 at November 30, 1998, compared to
 .66 to 1.0 at August 31, 1998. As previously discussed, the Company is in default of certain covenants of the Notes and, as a result, all the amounts due this lender, approximately $7.9 million, have been classified as a current liability and are a component of the approximately $5.9 million working capital deficit at November 30, 1998. The Company is currently discussing potential debt refinancing with other lenders to increase its available facilities, decrease interest rates and establish debt covenants which more appropriately reflect the Company's current financial and market conditions. There are no assurances that the Company will be able to refinance its current indebtedness nor that it will be able to obtain an increase in available facilities, achieve a reduction in interest rates or improve its debt covenants. Included as a component of the Company's working capital at November 30, 1998 and 1997, is $220,000 and $560,000, respectively, representing the Company's investment in 2,000,000 shares of Titan's common stock. The Titan common stock is a thinly traded and volatile security. See also Notes 1 and 3 of notes to condensed consolidated financial statements.

     In December 1998, an affiliate of White Owl and an employee each advanced the Company $100,000 for working capital. It is anticipated that the Company will provide certain real property as collateral to such loans, and that definitive agreements with respect to each advance will be prepared and executed.

     In July 1998, the Company received notification that it was subject to delisting on the NASDAQ stock market as its minimum bid price for its common stock had fallen below $1 per share. In October 1998, the Company gave notice of a special stockholders' meeting to be held November 11, 1998, to effect a one-for-five reverse common stock split in order to meet NASDAQ listing requirements. Subsequent to the reverse common stock split, the minimum bid price for the Company's common stock has again fallen below $1 per share. There can be no assurance that the Company will be able to retain its current listing or meet future listing requirements which could have an adverse effect on the Company's ability to access additional capital resources.

RESULTS OF OPERATIONS

  Comparison of the Three Months Ended November 30, 1998 and 1997

     A net loss of $960,000, or $.10 per share, was recorded for the three months ended November 30, 1998, as compared to a net loss of $424,000, or $.08 per share, for the same period of the prior year.

     Revenues were approximately $5.1 million for the three months ended November 30, 1998 and 1997. Revenues for the quarter ended November 30, 1998 reflected the acquisition of FTI in January 1998, however, declining oil and gas drilling and workover activity resulted in revenue decreases which offset the acquisition's positive impact.

     Costs of services, tool rentals and sales increased $350,000, or 19 percent, to $2,190,000 for the three months ended November 30, 1998, as compared to $1,840,000 for the same period of the prior year. The net increase resulted from an increase attributable to the costs of FTI, partially offset by the closing of two marginal operating locations and the Company's cost reduction actions. The Company's gross profit margin was 57 percent for the three months ended November 30, 1998, as compared to 64 percent for the same period of the prior year.

     Operating expenses increased $269,000, or 10 percent, to $3,077,000 for the three months ended November 30, 1998, as compared to $2,808,000 for the same period of the prior year. The net increase resulted from the expenses of FTI offset partially by the Company's reduction in operating personnel and related expenses and closing two marginal operating locations. Operating expenses, as a percentage of sales, were 60 percent for the three months ended November 30, 1998, as compared to 55 percent for the same period of the prior year.

     General and administrative expenses were relatively stable at $405,000 for the three months ended November 30, 1998, as compared to $400,000 for the three months ended November 30, 1997. The cost reduction programs instituted in mid-1997 have continued through the three months ended November 30, 1998. General and administrative expenses as a percentage of revenues also remained stable at 8 percent in the fiscal quarters ended November 30, 1998 and 1997.

     Interest expense, net, decreased $22,000, or 5 percent, to $421,000 for the three months ended November 30, 1998, from $443,000 for the three months ended November 30, 1997. The decrease is due primarily to a reduction of debt associated with the Company's primary lender.

  Year 2000 Compliance

     The efficient operation of the Company's business is dependent on its computer software programs and operating systems (collectively, Programs and Systems). These Programs and Systems are used in several key areas of the Company's business, including information management services and financial reporting, as well as in various administrative functions. The Company has been evaluating its Programs and Systems to identify potential Year 2000 compliance problems, as well as manual processes, external interfaces with customers and services supplied by vendors to coordinate Year 2000 compliance and conversion. The Year 2000 problem refers to the limitations of the programming code in certain existing software programs to recognize date sensitive information for the Year 2000 and beyond. Unless modified prior to the Year 2000, such systems may not properly recognize such information and could generate erroneous data or cause a system to fail to operate properly. Based on current information, the Company believes its Programs and Systems are Year 2000 compliant.

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

     In the event the Company determines following the Year 2000 date change that its Programs and Systems are not Year 2000 compliant, the Company will likely experience considerable delays in processing customer orders and invoices, compiling information required for financial reporting and performing various administrative functions. In the event of such occurrence, the Company's contingency plans call for it to switch vendors to obtain hardware and/or software that is Year 2000 compliant, and until such hardware and/or software can be obtained, the Company will plan to use noncomputer systems for its business, including information management services and financial reporting, as well as its various administrative functions.

     The above Year 2000 disclosure constitutes a "Year 2000 Readiness Disclosure" as defined in The Year 2000 Information and Readiness Disclosure Act (the Act), which was signed into law on October 19, 1998. The Act provides added protection from liability for certain public and private statements concerning a company's Year 2000 readiness. The Act also potentially provides added protection from liability for certain types of Year 2000 disclosures made after January 1, 1996, and before October 19, 1998. As such, to the extent permitted by applicable law, previously disclosed statements of or by the Company or its management concerning the Company's Year 2000 readiness are intended to constitute "Year 2000 Readiness Disclosures," as defined in the Act.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings -- For a discussion of material developments in material legal proceedings involving the Company, see Note 3 of the notes to condensed consolidated financial statements included herein.

Item 2. Changes in Securities -- See response to Item 4 below.

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders --

        (a) A special meeting of stockholders was held on November 11, 1998.

        (b) Not applicable.

        (c) With respect to a proposal to amend the Certificate of Incorporation of the Company to effectuate a one-for-five stock split of the Company's common stock, 8,116,832 shares of common stock were voted "For," 208,410 shares were voted "Against," 14,391 shares abstained from voting and 25,740 shares constituted broker non-votes.

            All common stock share information has been adjusted to reflect the reverse stock split.

Item 5. The deadline for submission of stockholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended ("Rule 14a-8"), for inclusion in the Company's proxy statement for its 1999 annual meeting of stockholders was December 10, 1998. After February 23, 1999, notice to the Company of a stockholder proposal submitted otherwise than pursuant to Rule 14a-8 will be considered untimely, and the person named in proxies solicited by the Board of Directors of the Company for its 1999 Annual Meeting of Stockholders may exercise discretionary authority voting power with respect to any such proposal as to which the Company does not receive timely notice.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            *10.1 Employment contract with Eugene L. Butler, dated December 1, 1998.

            *10.2 Employment contract with Gerald A. Slaughter, dated December 1, 1998.

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

                                            PONDER INDUSTRIES, INC.

                                            By     /s/ EUGENE L. BUTLER
                                             -----------------------------------
                                                      Eugene L. Butler
                                                 President, Chief Executive
                                                   Officer and Chairman of
                                                   the Board of Directors

                                            By   /s/ GERALD A. SLAUGHTER
                                             -----------------------------------
                                                     Gerald A. Slaughter
                                                  Senior Vice President and
                                                   Chief Financial Officer

Dated: January 14, 1999

                                 EXHIBIT INDEX



Exhibit
No.               Description
-------           -----------
  *10.1           Employment contract with Eugene L. Butler, dated December 1,
                  1998.

  *10.2           Employment contract with Gerald A. Slaughter, dated December
                  1, 1998.

  *11             Computation of Earnings (Loss) Per Share.

  *27             Financial Data Schedule.


------------------
*  Filed herewith