Form 10-Q
period 1999-02-28
PONDER INDUSTRIES INC
filed 1999-04-19
CIK 859917

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


         (Mark One)
              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended February 28, 1999
                                               -----------------

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

Yes  [X]      No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                            Outstanding at March 31, 1999
  ----------------------------               -----------------------------
  Common Stock, $.01 par value                         9,423,316

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                                     INDEX



                                                                                                         Page
                                                                                                         ----
PART I         FINANCIAL INFORMATION (Unaudited)
------         ---------------------------------

Item 1:        Condensed Consolidated Balance Sheets as of February 28, 1999, and August 31, 1998
                                                                                                            3

               Condensed Consolidated Statements of Operations for the Three Months and Six Months
                  Ended February 28, 1999 and 1998                                                          5

               Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three
                  Months and Six Months Ended February 28, 1999 and 1998                                    6

               Condensed Consolidated Statements of Cash Flows for the Six Months
                  Ended February 28, 1999 and 1998                                                          7

               Notes to Condensed Consolidated Financial Statements                                         9

Item 2:        Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                               12


PART II        OTHER INFORMATION

Item 1:        Legal Proceedings                                                                           18

Item 2:        Changes in Securities                                                                       18

Item 3:        Defaults Upon Senior Securities                                                             18

Item 4:        Submission of Matters to a Vote of Security Holders                                         18

Item 5:        Other Information                                                                           18

Item 6:        Exhibits and Reports on Form 8-K                                                            18

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    (In Thousands, Except Share Information)



                                                            February 28,     August 31,
                         ASSETS                                 1999            1998
                         ------                             ------------     ----------
                                                            (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                 $    198         $    149
   Receivables, net                                             6,164            4,672
   Parts and supplies                                           4,421            4,435
   Available for sale securities                                  240              560
   Prepaid expenses and other                                     434              175
                                                             --------         --------

                                Total current assets           11,457            9,991
                                                             --------         --------

PROPERTY AND EQUIPMENT                                         39,773           40,992
   Less- Accumulated depreciation and amortization            (17,577)         (16,656)
                                                             --------         --------

                                                               22,196           24,336
                                                             --------         --------

DEFERRED AND OTHER ASSETS, net                                    394              425
                                                             --------         --------

GOODWILL, net                                                   1,239            1,280
                                                             --------         --------

TOTAL ASSETS                                                 $ 35,286         $ 36,032
                                                             ========         ========



              The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    (In Thousands, Except Share Information)

                                                                                  February 28,      August 31,
                       LIABILITIES AND STOCKHOLDERS' EQUITY                         1999               1998
                                                                                  ------------      ----------
                                                                                  (Unaudited)

CURRENT LIABILITIES:
   Current maturities of long-term debt                                            $  9,163         $  8,355
   Accounts and notes payable, trade                                                  4,808            4,096
   Accrued liabilities and other                                                      3,267            2,704
                                                                                   --------         --------
                          Total current liabilities                                  17,238           15,155
                                                                                   --------         --------
LONG-TERM DEBT, less current maturities                                                 363              456
                                                                                   --------         --------
OTHER LONG-TERM LIABILITIES                                                               6               31
                                                                                   --------         --------
DEFERRED TAXES PAYABLE                                                                  889              886
                                                                                   --------         --------
COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; authorized 10,000,000 shares, no shares
     issued as of February 28, 1999, and August 31, 1998, respectively                   --               --
   Common stock, $.01 par value, authorized 150,000,000 shares, issued
     9,423,316 shares and 9,260,281 shares at February 28, 1999, and
     August 31, 1998, respectively                                                       94               93
   Additional paid-in capital                                                        48,309           48,179
   Cumulative foreign currency translation adjustment                                    72               69
   Accumulated deficit                                                              (30,756)         (28,228)
   Note receivable for common stock                                                     (69)             (69)
   Unrealized loss on available for sale securities                                    (860)            (540)
                                                                                   --------         --------
                            Total stockholders' equity                               16,790           19,504
                                                                                   --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 35,286         $ 36,032
                                                                                   ========         ========



              The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                    (In Thousands, Except Share Information)


                                                            Three Months                      Six Months
                                                          Ended February 28                Ended February 28
                                                    ----------------------------      ----------------------------
                                                        1999            1998             1999            1998
                                                    -----------      -----------      -----------      -----------

SERVICES AND TOOL RENTALS                           $     3,631      $     4,191      $     7,990      $     8,261

SALES OF TOOLS AND PARTS                                    717              785            1,483            1,816
                                                    -----------      -----------      -----------      -----------
              Services, tool rentals and sales            4,348            4,976            9,473           10,077
                                                    -----------      -----------      -----------      -----------
COST OF SERVICES AND TOOL RENTALS                         1,457            1,650            3,310            3,156

COST OF TOOLS AND PARTS SOLD                                389              375              726              683
                                                    -----------      -----------      -----------      -----------
              Costs of service and sales                  1,846            2,025            4,036            3,839
                                                    -----------      -----------      -----------      -----------
              Gross profit                                2,502            2,951            5,437            6,238
                                                    -----------      -----------      -----------      -----------
EXPENSES:
   Operating                                              2,888            3,093            5,964            5,927
   General and administrative                               301              378              706              778
                                                    -----------      -----------      -----------      -----------
                                                          3,189            3,471            6,670            6,705
                                                    -----------      -----------      -----------      -----------
              Operating income (loss)                      (687)            (520)          (1,233)            (467)
OTHER INCOME (EXPENSE):
   Interest, net                                           (498)            (470)            (919)            (913)
   Gain (loss) on disposal of assets                       (392)             (12)            (396)             (47)
   Other                                                      9               41               20               42
                                                    -----------      -----------      -----------      -----------
NET INCOME (LOSS)                                   $    (1,568)     $      (961)     $    (2,528)     $    (1,385)
                                                    ===========      ===========      ===========      ===========
BASIC AND DILUTED LOSS PER SHARE                    $      (.17)     $      (.15)     $      (.27)     $      (.23)
                                                    ===========      ===========      ===========      ===========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                        9,324,395        6,509,883        9,298,604        6,116,923
                                                    ===========      ===========      ===========      ===========




              The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES


        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                  (Unaudited)

                                 (In Thousands)

                                                                   Three Months              Six Months
                                                                 Ended February 28        Ended February 28
                                                               --------------------      ---------------------
                                                                 1999         1998         1999        1998
                                                               -------      -------      -------      -------

NET INCOME (LOSS)                                              $(1,568)     $  (961)     $(2,528)     $(1,385)

OTHER COMPREHENSIVE INCOME (LOSS):
   Unrealized gain (loss) on available-for-sale securities          20          200         (320)         200
   Foreign  currency translation gain (loss)                      (120)          32            3           66
                                                               -------      -------      -------      -------
COMPREHENSIVE INCOME (LOSS)                                    $(1,668)     $  (729)     $(2,845)     $(1,119)
                                                               =======      =======      =======      =======



              The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                 (In Thousands)

                                                                                                    Six Months
                                                                                                 Ended February 28
                                                                                           ----------------------------
                                                                                              1999              1998
                                                                                           ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                $ (2,528)          $ (1,385)
   Adjustments to reconcile net loss to net cash used in operating activities-
     Depreciation and amortization                                                            1,399              1,099
     Loss on disposal of assets                                                                 396                 47
     Deferred compensation expense                                                               --                  1
     Noncash interest expense                                                                    --                 48
   Net change in operating assets and liabilities-
     Receivables, net                                                                        (1,492)               352
     Parts and supplies                                                                          14               (388)
     Prepaid expenses and other                                                                (259)              (403)
     Accounts and notes payable, trade                                                        1,218             (2,154)
     Accrued liabilities and other                                                              537             (1,132)
                                                                                           --------           --------
                   Net cash used in operating activities                                       (715)            (3,915)
                                                                                           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                         (691)              (684)
   Acquisition of businesses, net of cash acquired                                               --             (7,567)
   Proceeds from asset sales                                                                  1,850                 28
                                                                                           --------           --------
                   Net cash provided by (used in) investing activities                        1,159             (8,223)
                                                                                           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                                                      (8,040)           (10,051)
   Proceeds from long-term debt borrowings                                                    8,615              8,804
   Bank overdraft                                                                              (970)                --
   Sale of common stock                                                                          --             11,000
   Proceeds from Senior Convertible Notes                                                        --              2,500
                                                                                           --------           --------
                   Net cash (used in) provided by financing activities                         (395)            12,253
                                                                                           --------           --------
CASH AND CASH EQUIVALENTS:
   Increase                                                                                      49                115
   Beginning of period                                                                          149                  4
                                                                                           --------           --------
   End of period                                                                           $    198           $    119
                                                                                           ========           ========



                                                                                                Six Months
                                                                                             Ended February 28
                                                                                     --------------------------------
                                                                                        1999                 1998
                                                                                     ----------           -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for-
     Interest                                                                        $       816          $       915
                                                                                     ===========          ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Common stock issued in connection with debenture conversions                    $        --          $     6,713
                                                                                     ===========          ===========
     Common stock issued in connection with conversion of Senior Notes               $        --          $     2,298
                                                                                     ===========          ===========
     Common stock contributed to 401(k) plan                                         $        67          $       123
                                                                                     ===========          ===========
     Assets acquired in connection with acquisitions                                 $        --          $     2,470
                                                                                     ===========          ===========
     Liabilities assumed in connection with acquisitions                             $        --          $     1,470
                                                                                     ===========          ===========
     Common stock issued in connection with acquisitions                             $        --          $     1,000
                                                                                     ===========          ===========
     Capital lease obligation incurred                                               $        35          $        --
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

The accompanying condensed consolidated financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern. At February 28, 1999, and August 31, 1998, the Company had deficit working capital of $5,781 and $5,164, respectively, and an accumulated deficit of $30,756 and $28,228, respectively. During the three and six months ended February 28, 1999, the Company incurred a net loss of $1,568 and $2,528, respectively. As discussed in Note 2, the Company was not in compliance with certain of its debt covenants and, accordingly, all amounts due this lender have been classified as a current liability at February 28, 1999, and August 31, 1998. There is no assurance the Company will be able to achieve future positive cash flows to support operations. These matters, as well as additional matters discussed in the notes to the Company's consolidated financial statements in its latest Annual Report on Form 10-K, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its customers, its ability to obtain capital resources to support operations and its ability to successfully market its products and services. If the Company is unable to obtain additional capital resources, or if the funds obtained in such efforts are not adequate to support the Company until a successful level of operations is attained, the Company would likely be unable to continue operations as a going concern. The Company's financial statements do not include any adjustments that might result from the outcome of these uncertainties.

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and, accordingly, the Company has presented a Statement of Comprehensive Income
(Loss) for the three and six months ended February 28, 1999 and 1998.

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

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)



2.  LONG-TERM DEBT:

As of February 28, 1999, and August 31, 1998, the Company was in technical default with various affirmative debt covenants of its primary lender, KBK Financial, Inc. (KBK). Consequently, all amounts due KBK have been classified as a current liability at February 28, 1999, and August 31, 1998. There are no assurances that the Company will be able to obtain modifications or waivers to the covenants or terms governing the financing agreement.

In September 1998, the Company obtained $500 from KBK under a short-term promissory note. The proceeds were used for working capital requirements. The promissory note bears interest at 15 percent with the principal and accrued interest originally due November 9, 1998, which was subsequently extended to December 24, 1998. In December 1998, the due date of this note was extended to March 24, 1999. In January 1999, accrued interest on this note was added to the original principal balance. At the same time, a third party guaranteed $500 of the revised principal balance. As of April 1999, no amounts had been paid on this note.

During the three months ended February 28, 1999, the Company entered into three separate note agreements, aggregating approximately $260,000, with various shareholders of the Company. The notes mature at various dates between March and July of 1999 and, as such, have been classified and reflected in the condensed consolidated financial statements as current maturities of long-term debt.

3.  CONTINGENCIES:

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

In September 1998, the Company received notice from the Internal Revenue Service (IRS) that it was delinquent in the remittance of payroll taxes. At February 28, 1999, the Company had accrued approximately $1,131 in unpaid payroll taxes and an additional $211 in penalties and interest relating to these delinquent taxes. Until such amounts are paid, the IRS could file tax liens or seize Company assets which would have a material adverse effect on the Company's operations.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES

In July 1998, the Company received notification that it was subject to delisting on the NASDAQ stock market as its minimum bid price for its common stock had fallen below $1 per share. In November 1998, the Company effected a one-for-five reverse common stock split in order to meet NASDAQ listing requirements. Subsequent to the reverse common stock split, the minimum bid price for the Company's common stock fell below $1 per share. On February 12, 1999, NASDAQ removed the Company's listing due to failure to maintain the $1 minimum bid price. The Company's stock is currently traded on the over-the-counter Bulletin Board with the ticker symbol PNDR.

4.   EQUITY TRANSACTIONS:

As discussed in Note 3, in November 1998, the Company's stockholders approved a one-for-five reverse common stock split. On November 13, 1998, the Company filed appropriate documentation with the Delaware Secretary of State affecting such common stock split. Accordingly, all common stock and share information has been adjusted to reflect the reverse stock split. The authorized capital stock and par value of the Company (10,000,000 shares of preferred stock, $.01 par value, and 150,000,000 shares of common stock, $.01 par value) was not reduced or otherwise affected by the reverse stock split.

                   PONDER INDUSTRIES, INC., AND SUBSIDIARIES


                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



This Quarterly Report on Form 10-Q contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to Ponder Industries, Inc., and its subsidiaries (the Company) that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein and in the Company's other filings with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

The following discussion is included to describe the Company's financial position and results of operations for the three- and six-month periods ended February 28, 1999 and 1998. The condensed consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

During 1996 and much of 1997, the oil field service industry experienced a general improvement in product demand and pricing as relatively stable and improved oil and natural gas prices combined with a strong world economy to increase exploration and development activity worldwide. Beginning in late 1997, worldwide oil prices began to decline significantly and natural gas prices weakened slightly on a year-to-year basis. These declines have been attributed to, among other things, an excess supply of oil in world markets, reduced domestic demand associated with an unseasonably warm winter, high inventory levels of oil and gas and the impact of the economic downturn in Southeast Asia and other factors over which the Company had no control.

During the Company's fiscal years ended August 31, 1996 and 1997, and until December 1997, world oil prices ranged in the mid to near $20's per barrel while natural gas prices ranged from approximately $2.00 to as high as $3.50 per thousand cubic feet. At the beginning of the Company's fiscal 1998 year, approximately 1,030 drilling rigs and approximately 1,400 workover rigs were operating domestically. During late 1997, oil prices began to decline significantly, dropping from near $20 to below $10 per barrel for certain posted prices. Natural gas prices maintained a range of $2.00 to $2.50. By February 28, 1999, the activity of domestic drilling and workover rig utilization had reduced to approximately 530 and 700, respectively. As crude oil prices continued to stay below the $13 per barrel range, industry activity continued to decline, especially in the Company's onshore operations. In January 1998, the Company acquired Fishing Tools, Inc. (FTI). FTI has historically been a profitable company with significant offshore operations, which are less impacted by oil price fluctuations. With the Company's expansion into the offshore market, the Company has aggressively marketed its operations to merge the customer base of the Company and FTI with a focus on the major and large independents with onshore and offshore operations.

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

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 1999, the Company had an accumulated deficit of approximately $30.8 million. During the quarter ended February 28, 1999, the Company incurred a net loss of approximately $1.6 million. As a result of continuing losses, available cash resources are critical. The Company is currently in default under its loan agreements with its primary lender, and such lender could foreclose on the Company's assets at any time. The Company is currently attempting to obtain a merger partner, equity funding or debt refinancing. There can be no assurance that they will be successful in these efforts. If the Company is not successful in these efforts, the Company would likely be unable to continue operating as a going concern and would likely be required to seek protection under the United States Bankruptcy laws. Included as a component of the Company's working capital at February 28, 1999 and 1998, is $240,000 and $1,000,000, respectively, representing the Company's investment in 2,000,000 shares of Titan's common stock. The Titan common stock is a thinly traded and volatile security. See also
Note 3 of notes to consolidated financial statements.

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

In November 1996, the Company completed a $10 million financing agreement with KBK Financial, Inc. (KBK). The agreement includes a $4 million Revolving Receivable Facility, a $2.5 million Revolving Credit Note and a $3.5 million Term Note (the Notes). The Receivable Facility is a two-year facility that was scheduled to mature in December 1998, now scheduled to mature in March 1999, that is based on accounts receivable and is utilized for short-term liquidity needs. The $2.5 million Revolving Credit Note is a five-year facility, based on inventory and equipment, and these funds were used to acquire capital assets to expand the Company's business. The $3.5 million Term Note is a five and one-half year note, interest only for the first six months and amortizes over the remaining five years, collateralized by equipment. In June 1998, the Company increased from $3.5 million to $4.0 million the Term Note payable to KBK. The Term Note, as amended, requires monthly principal and interest payments of $98,000 commencing July 1998 with a final payment of all principal and interest due in June 2002. The proceeds from the note were used to pay off existing bank debt of approximately $3 million with the balance being used to fund operations and acquire capital equipment. At February 28, 1999, and August 31, 1998, the Company had borrowed approximately $8.1 million and $7.2 million, respectively, under the Notes. The Notes require compliance with various covenants, including the maintenance of a defined debt service coverage ratio and a defined tangible net worth. As a result of continued losses primarily relating to the Company's aggressive expansion commenced in fiscal year 1996 and the rapid decline in industry activity during the 1998 fiscal year and continuing through the six months ended February 28, 1999, the Company is not in compliance with such covenants and, accordingly, all amounts due this lender have been classified as a current liability at February 28, 1999, and August 31, 1998. In September 1998, the Company obtained $500,000 from KBK under a short-term promissory note. The proceeds were used for working capital requirements. The promissory note principal and accrued interest were originally due in November 1998 which was subsequently extended to December 1998 and then March 1999. The promissory note has cross-default provisions with the Notes. See Note 2 of notes to condensed consolidated financial statements.

A $2,500,000 bridge loan (the Bridge Loan) was obtained in October 1997 from White Owl Capital Partners (White Owl) and certain others with the intention of providing additional capital for acquisitions and expansion of the Company's business.

During the three months ended February 28, 1999, the Company entered into three separate note agreements, aggregating approximately $260,000, with various shareholders of the Company. The notes mature at various dates between March and July and, as such, have been classified and reflected in the condensed consolidated financial statements as current maturities of long-term debt.

In January 1998, the Company purchased all of the outstanding capital stock of FTI, for $6.5 million cash and the issuance of approximately 129,000 shares of the Company's common stock valued at $1 million. The Company also paid approximately $1 million of acquired indebtedness of FTI. FTI has historically been a profitable company with positive cash flow. FTI has significant offshore operations which are less effected by temporary oil price fluctuations and the acquisition has had a positive impact on the Company's operations. The cash consideration for the acquisition was provided through an equity placement with affiliates of White Owl. The equity placement consisted of the sale of 2.2 million shares of the Company's common stock at $5 per share. Concurrent with this equity placement, the Bridge Loan was converted into 800,000 shares of the Company's common stock. These transactions had increased the Company's equity to approximately $22 million and provided stronger liquidity ratios.

In September 1998, the Company received notice from the Internal Revenue Service (IRS) that it was delinquent in the remittance of payroll taxes. At February 28, 1999, the Company had accrued approximately $1,131 in unpaid payroll taxes and an additional $211 in penalties and interest relating to these delinquent taxes. Until such amounts are paid, the IRS could file tax liens or seize Company assets which would have a material adverse effect on the Company's operations.

In July 1998, the Company received notification that it was subject to delisting on the NASDAQ stock market as its minimum bid price for its common stock had fallen below $1 per share. In November 1998, the Company effected a one-for-five reverse common stock split in order to meet NASDAQ listing requirements. Subsequent to the reverse common stock split, the minimum bid price for the Company's common stock fell below $1 per share. On February 12, 1999, NASDAQ removed the Company's listing due to failure to maintain the $1 minimum bid price. The Company's stock is currently traded on the over-the-counter Bulletin Board with the ticker symbol PNDR.

At February 28, 1999, and August 31, 1998, the Company had a deficit working capital of approximately $5.8 million and $5.2 million, respectively. The current ratio was approximately .66 to 1.0 at both February 28, 1999, and August 31, 1998. As previously discussed, the Company is in default of certain covenants of the Notes and, as a result, all the amounts due this lender, approximately $8.1 million, have been classified as a current liability and are a component of the approximately $5.8 million working capital deficit at February 28, 1999.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS
ENDED FEBRUARY 28, 1999 AND 1998

A net loss of $1,568,000, or $.17 per share, was recorded for the three months ended February 28, 1999, as compared to a net loss of $961,000, or $.15 per share, for the same period of the prior year.

Revenues were approximately $4.3 million and $5.0 million for the three months ended February 28, 1999 and 1998, respectively. The approximate $700,000, or 14 percent, decrease in revenues reflect the continued decline in oil and gas drilling and workover activity, partially offset by the acquisition of FTI in mid-January 1998. Costs of service and sales decreased $179,000, or 9 percent, to $1,846,000 for the three months ended February 28, 1999, from $2,025,000 for the same period of the prior year and operating expenses decreased $205,000, or 7 percent, to $2,888,000 from $3,093,000. The net decrease resulted from the closing of two marginal operating locations and the Company's cost reduction actions. The Company's gross profit margin was 58 percent for the three months ended February 28, 1999, as compared to 59 percent for the same period of the prior year. Operating expenses, as a percentage of sales, were 66 percent for the three months ended February 28, 1999, as compared to 62 percent for the same period of the prior year.

General and administrative expenses decreased $77,000, or 20 percent, to $301,000 for the three months ended February 28, 1999, as compared to $378,000 for the same period of the prior year. The cost reduction programs instituted in mid-1997 and fiscal 1998 have continued through the three and six months ended February 28, 1999.

Interest expense, net, increased $28,000 to $498,000 for the three months ended February 28, 1999, as compared to $470,000 for the same period of the prior year. The increase is due primarily to additional debt incurred in association with the Company's primary lender and related-party borrowings.

COMPARISON OF THE SIX MONTHS
ENDED FEBRUARY 28, 1999 AND 1998

A net loss of $2,528,000, or $.27 per share, was recorded for the six months ended February 28, 1999, as compared to a net loss of $1,385,000, or $.23 per share, for the same period of the prior year.

Revenues were approximately $9.5 million and $10.1 million for the six months ended February 28, 1999 and 1998, respectively. The approximate $600,000, or 6 percent, decrease in revenues reflect the continued decline in oil and gas drilling and workover activity, partially offset by the revenue attributable to acquisition of FTI in mid-January 1998. Costs of service and sales increased $197,000, or 5 percent, to $4,036,000 for the six months ended February 28, 1999, from $3,839,000 for the same period of the prior year. Operating expenses remained relatively unchanged at $5,964,000 for the six months ended February 28, 1999, as compared to $5,927,000 for the same period of the prior year. The Company's gross profit margin was 57 percent for the six months ended February 28, 1999, as compared to 62 percent for the same period of the prior year. Operating expenses, as a percentage of sales, were 63 percent for the six months ended February 28, 1999, as compared to 59 percent for the same period of the prior year.

General and administrative expenses decreased $72,000, or 9 percent, to $706,000 for the six months ended February 28, 1999, as compared to $778,000 for the same period of the prior year. The cost reduction programs instituted in mid-1997 and fiscal 1998 have continued through the six months ended February 28, 1999.

Interest expense, net, remained relatively unchanged at $919,000 for the six months ended February 28, 1999, as compared to $913,000 for the same period of the prior year.

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              *10.1 Promissory Note made by Ponder Industries, Inc., to White Owl Investors L.L.C. dated December 15, 1998.

              *10.2 Promissory Note made by Ponder Industries, Inc., to Brian Sokol dated December 30, 1998.

              *10.3 Promissory Note made by Ponder Industries, Inc., to White Owl Investors L.L.C. dated February 24, 1999.

              *10.4   Mortgage by Fishing Tools, Inc., dated February 17, 1999.

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


                                       PONDER INDUSTRIES, INC.




                                       By /s/ Eugene L. Butler
                                          ------------------------------------
                                          Eugene L. Butler
                                          President, Chief Executive
                                          Officer and Chairman of
                                          the Board of Directors




                                       By /s/ Gerald A. Slaughter
                                          ------------------------------------
                                          Gerald A. Slaughter
                                          Senior Vice President and
                                          Chief Financial Officer



Dated: April 16, 1999