Form 10KSB
period 2000-12-31
N VISION TECHNOLOGY INC
filed 2001-07-17
CIK 859917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 0-18656

N-VISION TECHNOLOGY, INC.

(Exact name of registrant as specified in charter)

Delaware 75-2268672

State or other jurisdiction of (I.R.S. Employer I.D. No.)

incorporation or organization

11931 Wickchester Lane, Suite 201

Houston, Texas 77043

(Address of principal executive offices)

(281) 556-1375

(Issuer's telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

None None

Title of Each Class Name of exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $.01 O.T.C

Title of Each Class Name of exchange on which registered

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]No [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. [ ]

State issuer's revenues for its most recent fiscal year: $3,253,091

At June 27, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $8,277,232.

As of June 27, 2001, the Registrant had 12,734,203 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

TABLE OF CONTENTS

PART I

PART II

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE............................................20

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL

PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE

ACT........................................................................................................................21

ITEM 10. EXECUTIVE COMPENSATION.........................................................................22

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT.........................................................................................24

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................25

PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.....26

PART I

Item 1. DESCRIPTION OF BUSINESS

General

N-Vision Technology, Inc. began operations in May 1999 and is comprised of two complimentary business units. One unit, Southern 3-D Exploration, Inc., provides onshore geophysical seismic services used in the exploration and development of oil and natural gas. The other unit, N-Vision Energy, Inc., will develop low risk drilling projects in existing producing fields for by-passed proven oil and gas reserves.

N-Vision Technology, Inc. ("N-Vision" or "the Company") acquired Southern 3-D Exploration, Inc. ("Southern") in September 1999 and, in August 2000, incorporated N-Vision Energy, Inc. ("N-Vision Energy" or "the energy company") as a wholly owned subsidiary. Southern also has a wholly owned subsidiary, All Terrain Industries, Inc. ("All Terrain") which is a seismic and engineering core-hole drilling contractor.

Southern, a wholly owned subsidiary of N-Vision, provides fully integrated turnkey seismic services to its oil and gas company clients including the recording of seismic data. This company also provides specific front-end contract services to other seismic service companies. These services include: permitting, surveying, drilling and loading holes with dynamite charges, which are used for seismic energy sources.

N-Vision Energy, the Company's wholly owned oil and gas subsidiary, plans to utilize state of the art seismic imaging and computer based interpretation technology coupled with a unique business model in order to leverage into low risk development drilling projects for proven oil and gas reserves in existing fields. The N-Vision Energy subsidiary will use the technical skills and services of Southern as well as service agreements with industry partners and outside sources of project financing in order to identify low risk opportunities and develop by-passed reserves in producing fields.

On December 19, 2000 N-Vision was merged into Ponder Industries, Inc. ("Ponder"), a Delaware Corporation, which was reorganized out of bankruptcy, and the name was changed to N-Vision Technology, Inc. Ponder filed for protection under the Bankruptcy Laws in July 1999, and on May 5, 2000, a Plan of Reorganization was filed with the Court. As part of this Reorganization, N-Vision proposed to Merge with the reorganized company. All liabilities of Ponder were either discharged or assumed by a Liquidating Trust and all assets were liquidated for the benefit of Creditors. On December 19, 2000, the Amended Plan of Reorganization and Merger was approved by the Court and as a result, N-Vision became a publicly traded company domiciled in Delaware trading under the symbol NVSN.

GEOPHYSICAL SEISMIC SERVICES

Industry Overview

The recording and interpretation of seismic data is used by oil and gas companies to image underlying subsurface geological structures. Seismic energy is transmitted through the earth, typically by detonating an explosive charge near the surface, and the reflected energy from sub-surface formations is recorded by sensors at the surface. If after extensive geophysical and geological work, the structure appears to provide a trapping mechanism for oil and gas accumulations, then the structure is drilled to test for commercially viable accumulations of oil and natural gas.

The complexity of recording seismic data in the field has increased significantly with the advent of three-dimensional seismic surveys. Instead of laying a string of seismic recording devices in a straight line as in the case of recording two-dimensional data, an entire grid of recording devises and seismic energy sources must be positioned at the surface in order to record a three-dimensional image of the subsurface. This compounds the complexity of the various operational aspects of seismic surveys, but captures greater detail and definition to the seismic images greatly enhancing the identification and location of oil and gas reserves.

The process of acquiring seismic data in the field is a multi-task project that requires coordination of effort and quality control. The typical seismic survey consists of the following operations:

Front-end Operations Recording Services

Land Owner Permitting Positioning of Recording Equipment

Regulatory Agency Permitting Detonation of Seismic Source Charges

Hazard Survey Quality Control of Recording Process

Geometry Survey Recording of Seismic Data

Drilling and Loading of Seismic Charges

Unlike the large non-exclusive seismic surveys used in exploration and promoted by the seismic companies as multi-client surveys, seismic imaging over existing fields for development drilling is a highly specialized undertaking. Each survey is very project-specific; not only in the technology that is applied but also the specific parameters for structuring the financial and business aspects of a transaction.

Seismic Services - Southern 3-D Exploration, Inc.

Southern provides a full turnkey service to oil and gas production companies by providing both front-end services as well as recording services throughout all phases of the seismic operation, from permitting to recording. By sub-contracting the recording work to specific companies that own recording equipment, the company can maintain quality control of the survey and also provide the full service to its clients without having to directly own recording equipment.

Owning and operating recording equipment is very capital intensive in that a typical land recording system can cost as much as $8 million and the technology is usually outdated within three to five years. The Company's customers for these services include Apache Corp, Crosstimbers Operating, Enron Oil and Gas and Remington Oil and Gas.

The Company also provides fully integrated front-end services to geophysical service companies which operate their own recording equipment. To these clients it provides specific services such as: permitting, surveying and seismic drilling. Customers for these services include: Western/GECO, Dawson Geophysical, Grant Geophysical and Petroleum Geophysical Services.

Seismic drilling services are provided to Southern by its wholly owned subsidiary company, All-Terrain. All-Terrain owns and operates a fleet of specialized seismic drills, which it maintains in its Willis, Texas office. This subsidiary also fabricates specialty-drilling equipment from time to time, and to a lesser degree, does a certain amount of core hole drilling for some of its clients in the engineering field.

Revenues From Operations

For the past two years, revenues generated by Southern and All-Terrain, its drilling subsidiary, were distributed evenly between the front end services of permitting, land and surveying; drilling; and, project management. The revenue source which grew the most between 1999 and 2000 was project management which permitted Southern and All-Terrain to control more of the total seismic contract by supervising the recording and interpretation parts of the business. Less profits are generated by the seismic activities being supervised under project management, rather than performing the services; however, the project management service generates more reciprocating business from contractors under the project management contract.

Operations

Permitting and land services are provided by the company's experienced staff of agents who are capable of handling all of a clients needs including: mineral leasing, acquiring seismic options, and securing land owner and governmental permits for a project. By utilizing PADtm (Permitting Assistant Database) along with AUTOCAD R14, Southern can provide surface and mineral ownership maps to its clients which are technologically equivalent to services provided by its competitors in the industry.

The survey capabilities of Southern consists of seven conventional survey crews, four GPS RTK crews, on site mapping and AUTOCAD R14 presentation which allows Southern to supply to its clients surface maps and subsurface geometry maps with the utmost in accuracy and quality control.

The Southern drilling subsidiary, All-Terrain, provides seismic and other core hole drilling services to Southern as well as other industry clients. With the addition of Southern's staff of licensed explosives handlers and drilling supervisors, the company can provide complete seismic drilling services in most all terrains.

Project management services provided by Southern range from initial project design and modeling to verification of field geometry utilizing a wide variety of AutoCAD design and quality control software. The experienced staff of Southern is also capable of full field management of seismic crews, adding to the quality of Southern's project management capabilities.

Markets And Competition

Southern markets its services to its clients mainly through the effort of its President, Dennis Gray, and through third party agents who are compensated on a commission basis. Southern's marketing efforts also benefit from the networking of senior management of N-Vision Technology, Inc. Both Joseph Kaminski and Roger Pierce each have thirty years experience in both the oil and gas and seismic service businesses, and through their business contacts, have access to all levels of management throughout the industry.

Since Southern markets to oil and gas companies as well as to seismic service companies, Southern maintains good relations with the oil and gas companies who ultimately pay for the seismic services required by a particular project. Certain of the clients of Southern have a sufficiently high regard for the capabilities of its management that Southern was engaged in 2000 almost twice as much as the 1999 business year as a project manager to place the recording contract out to bid to other companies. By doing so, Southern not only insures the best pricing and service for its client, but it also establishes itself as a source of business to the seismic recording companies. Conversely, when a seismic recording company with which Southern maintains a relationship receives a bid from a client, typically Southern will be asked to provide a bid for the front-end work for the project.

It is anticipated that Southern affiliate N-Vision Energy will generate seismic projects, which will require the services of Southern. In these cases, Southern will benefit from this affiliation by performing seismic services which none of its competitors would have an opportunity to bid. Similarly, if one of Southern's clients needs a partner on a project, then N-Vision Energy may develop an opportunity to participate in an oil and gas development project. Alternatively, if N-Vision Energy cannot consummate an agreement with a potential partner on a project, N-Vision Energy could endeavor to at least secure the seismic contract for Southern.

Customers

N-Vision subsidiary, Southern with its subsidiary, All Terrain, was the only business operation producing revenues for N-Vision in 1999 and 2000. Customers for the seismic services, which are offered by Southern, are equally divided among oil and gas companies and seismic service companies; however, two geophysical companies accounted for more than 10% of Southern revenues in the four months of 1999 and only Boone Geophysical accounted for more that 10% of total Southern revenues in the current fiscal year of 2,000. Southern customers, which accounted for over 10% of the companies revenues include Boone Geophysical with 39.99% or

$185,557.87 of $464,011.83 total Southern revenues in the four months of 1999 and 19.05% or

$619,586.60 of $3,253,091.00 total Southern revenues in the full of operations in 2000. Peacock Geophysical accounted for 16.67% of Southern revenues in 1999, or $77,339.68.

Backlog

The backlog of contracts for seismic services consist of projects for which Southern has been hired by a particular client, but has not yet begun working on the project for various reasons including weather or contract related delays. Projects that are currently included in the companies backlog are subject to termination or delay without penalty at the option of the client. This could significantly affect the amount of backlog currently reported.

As of June 8, 2001, the backlog of seismic service contracts for Southern was approximately $ 2.44 million dollars as compared to $1.7 million dollars on December 31, 1999. Part of the backlog jobs awarded included a $331,200 project for surveying and recording on oil and gas properties being acquired by N-Vision, but is not subject to the acquisition being successfully concluded. An additional $1.524 million of backlog could be added immediately with the acquisition of another seismic drilling company; this acquisition is in preliminary negotiations.

Contracts

Permitting and surveying services are typically contracted on a day rate or on a per mile basis. The client awards contracts after competitive bids are received. Bids are generated based on certain factors such as terrain, equipment necessary, and the precision necessary for the survey.

Southern contracts for its seismic drilling services on a unit-price basis, either on a per hole charge or on a per foot drilled basis. Contracts are often awarded after the prospective client solicits competitive bids. Bids are generally based on detailed project specifications provided by the client including but not limited to the number and depth of the holes to be drilled. Southern management then can make an accurate estimate of the equipment and cost necessary to complete the project.

All other services provided by Southern are bid on a cost plus or day rate basis. Because of the unit-price contracting done by the seismic company, it generally bears the risk of production delays due to adverse weather conditions. The seismic company however is usually able to charge the client for standby fees if the delays are within the control of the client.

OIL AND GAS EXPLORATION AND DEVELOPMENT

Oil And Gas Operations - N-Vision Energy, Inc.

N-Vision Energy, Inc., a wholly owned subsidiary of N-Vision Technology, Inc., will utilize the latest seismic imaging and computer based interpretation technology, coupled with an opportunistic business model, to leverage into low risk development drilling opportunities in proven oil and gas reserves in existing fields. It will follow an opportunity driven business model that seeks to develop low risk drilling opportunities that will monetize the oil and gas reserves as quickly as possible after development through refinancing or sale at the higher value.

The energy company plans to use the skills and services of Southern, its affiliated subsidiary company, as well as service agreements with industry partners and outside sources of project financing in order to quantify, drill and develop bypassed reserves in producing fields. Drilling opportunities will either be acquired by N-Vision Energy directly, or the energy company will enter into a joint venture with the owner and operator of a producing field.

Typically, N-Vision Energy will first, negotiate with owners of producing fields and properties to ascertain the likelihood of forming a joint venture or partnership arrangement with the company in order to seismically image and evaluate oil and gas development opportunities on those properties. As an alternative to forming a joint development venture, the energy company may offer to buy a particular property and operate it until the full development program is accomplished and then resell the property.

The most important criteria necessary for N-Vision Energy to enter into such a venture are the terms under which N-Vision Energy will participate in the project. Such terms will be negotiated after N-Vision Energy assesses the potential of the project based on an analysis of a number of important factors, which typically would include such things as:

* Upside potential in terms of oil and gas reserves

* Type of seismic imaging technology required

* Cost and complexity of the survey

* Development drilling cost associated with the project

* Economic reward or benefit to cost ratio of the project

* Present value of discounted cash flow associated with the potential new reserves

* Time required to monetize the investment

Because of the complexity of each potential project and the number of criteria that must be met before N-Vision would agree to enter into discussions regarding the terms of their participation, the energy company must screen many projects in order to find one that fits their criteria. There can be no assurances that the N-Vision Energy will always find such opportunities available.

Market And Competition

The ability of N-Vision Energy to find suitable development drilling opportunities is the responsibility of the management of N-Vision. As such, the energy company is highly dependent on the key people involved in the parent company. As the trend of outsourcing technologically based services by the major and independent oil and gas companies continues, and by virtue of the special approach of N-Vision Energy leveraging its seismic technology and its ability to evaluate and negotiate potential development projects, the management of the energy company believes that there will be a significant number of opportunities that the N-Vision Energy can pursue in the future.

Notwithstanding, the competitors N-Vision Energy for oil and gas development opportunities include major integrated oil and natural gas companies, numerous independent oil and gas companies as well as individual producers and operators as well as other technology based service companies which will barter services for interest in oil and gas production. The ability of N-Vision Energy to grow this aspect of its business depends directly on its ability to select, acquire and develop suitable projects in direct competition with these companies, many of which have financial resources, staffs, facilities and other resources significantly greater than those of the energy company.

CAUTIONARY STATEMENT FOR THE PURPOSE OF THE "SAFE HARBOR"

PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company is including the following cautionary statement to take advantage of the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company. The risk factors identified in this cautionary statement and more specifically identified in Item 6 below are important factors but certainly not all the factors that could cause actual results to differ materially from those expressed in any such forward-looking statements. The Company cautions that, while it believes that the opinions expressed or the assumptions used in any forward-looking statements are reasonable and are made in good faith, actual results may vary and the differences may be materially significant.

Item 2 DESCRIPTION OF PROPERTY

Plant and Facilities

N-Vision maintains its corporate offices at 11931 Wickchester Lane, Suite 201, Houston, Texas as well as that of N-Vision Energy. Southern maintains its offices at 17171 Park Row Suite 395, Houston, Texas. All-Terrain, the seismic drilling subsidiary of Southern, maintains its offices and shop along with a six acre equipment yard at FM 1097 West in Willis, Texas. The Company owns no real estate and leases each of the Houston facilities from third party lessor. The Willis facility is leased for $3,056 on a month-to-month basis from Scott Gregurek, current shareholder of the Company, and former owner of and current operations manager for All-Terrain. All month-to-month and long-term leases are on typical terms as are common in the specific areas in which they are located.

Equipment

Southern and All-Terrain, Inc. own and operate the following equipment:

* Twelve Highland drilling rigs and water buggies

* Four GPS survey crews

* Seven conventional survey crews

* Various support vehicles

* PADtm (Permit Assistant Database)

* Two MAX 3D / VERIFY seismic field data processing systems

* AUTOCAD R14 mapping system

* Various mapping and visualization software packages

Item 3 LEGAL PROCEEDINGS

From time to time the Company is involved in various legal proceedings and claims with regards to its field operations. These are incidental to the conduct of its business and Company management believes that none of these proceedings even if adversely determined against the Company, would have a material effect on the financial condition, results of operations or cash flow.

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None in the 4th Quarter.

PART II

Item 5 MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock, which has a par value of $.01, is currently quoted in the over-the-counter Market under the symbol "NVSN".

The Company's predecessor, Ponder, was traded on the NASDAQ National Market under the symbol "PNDR" from May 1991 until it was delisted in February 1999. It was subsequently traded OTC Bulletin Board until July 20, 2000 and then most recently it was traded on the OTC Pink Sheets prior to its merger with N-Vision. The three year history of trading for Ponder was erratic and not relevant as an expression of the value of Ponder or its anticipated merger with the Company.

Trading in the Company's Common Stock after the merger with its predecessor company has continued to be erratic . As a result of the sporadic nature of the market for the Company's securities and the change in the Company's business following the Reorganization and merger, historical trading information is not meaningful.

On June 30, 2001, the closing bid price of the Common Stock was $0.25. This quotation reflects inter-dealer prices without retail mark-up or mark-down and may not represent actual transactions.

At June 30, 2001, there were approximately 1,048 holders of record of the Common Stock of the Company. The Company has never declared or paid and cash dividend on its Common Stock and does not expect to declare or pay such dividend in the foreseeable future.

Recent Sales of Unregistered Securities

In December 2000, the Company issued a total of 1,904,508 shares of Common Stock pursuant to the reorganization and the merger. The shares were issued without general solicitation or advertising, to creditors and shareholders of Ponder, pursuant to the exemption from registration provided by Rule 1145 of the U.S. Bankruptcy Code and by order of the U.S. Bankruptcy Court. No commissions were paid in connection with the issuance.

As part of the requirements of reorganization, the 9,522,154 shares of common stock held by the shareholders of Ponder prior to the merger with N-Vision were cancelled and new shares of common stock were issued to those shareholders resulting in an effective 1 for 20 reverse stock split. Ponder had issued no preferred stock or other unregistered securities for three years prior to the merger with N-Vision.

Item 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR OPERATIONS

Overview

As a development stage enterprise, N-Vision sought business opportunities and capital since it commenced operations in May 1999 and acquired Southern and All Terrain, its two service company subsidiaries, in September 1999.

At December 31, 2000, the continuing operations of the Company consists of the activities of its three wholly owned subsidiaries, Southern, All Terrain and N-Vision Energy. N-Vision Energy is a Texas Corporation newly formed but without operations in August 2000 and just initiating business activities in 2000.

On December 19, 2000, N-Vision, a Nevada Corporation, merged with Ponder, a Delaware Corporation with publicly owned Common Stock traded in the "over-the-counter" marketplace. The merged company changed its name to N-Vision Technology, Inc. retained its Delaware charter, and the Nevada company was dissolved. See the more complete discussion of this transaction elsewhere in this report.

In addition to managing the geophysical service business of Southern and All Terrain, the management emphasis has been devoted to raise the funds necessary to establish the oil and gas business of N-Vision Energy. The Company's plan is to raise sufficient capital to establish its oil and gas production presence and begin its marketing program to increase revenue in the geophysical services to achieve continuing profitability.

In seeking additional capital, the Company retained the services of Blaylock and Partners LLP ("Blaylock") on March 7, 2001, to act as a financial advisor and placement agent for debt and equity on behalf of the Company. The agreement with Blaylock is for six months or until the funding of the private placement, whichever is earlier, with Blaylock retaining a first right of refusal to raise additional capital required by the Company within one year after the first funding date. The contract may be cancelled by either party with thirty days notice for a material default of performance in adhering to the contract terms.

The initial amount of required capital by the Company that Blaylock would raise in a private placement was $25.0 million; after further analysis, the amount to be raised was adjusted to $22.5 million. Proceeds from the $22.5 million offering were to be used in part to 1) acquire the oil and gas assets of Fremont Exploration for $8,150,000 cash plus stock, 2) acquire the seismic drilling assets of Worldwide Drilling for $1,745,000 cash, 3) reduce company debt by $3,000,000 and, 4) provide $8,000,000 for development drilling and working capital.

By verbal agreement between the Company and Blaylock, the private placement subsequently was agreed to be raised in two pieces with the debt portion of $12.5 million to be raised first. The equity portion is to be placed with investors at a later undetermined date. With the debt portion, the capital applied to development drilling and working capital would be delayed until the equity placement is completed.

At December 31, 2000, the Company has a cumulative operating loss of $2,792,000 since its inception. The loss is attributable to a general down turn in the oil and gas business in 1999 which led to a backlog of geophysical information being available when the oil and gas business began expanding again in 2000. The result of the geophysical information backlog caused the Southern and All Terrain to have a continuing deficit in 2000. The other significant portion of the losses to the Company was the costs of acquiring and integrating Ponder during 2000 which was more complicated and time consuming that expected.

Liquidity and Capital Resources

Because of the downturn of the oil and gas industry in 1999, the Company's geophysical and survey business also suffered, and as a result, it has limited working capital and limited internal financial resources. At December 31, 2000, the Company had a working capital deficit of $2,384,000 and Bank notes totaling $927,000 that has not allowed the Company to borrow funds through conventional lending institutions. On August 31,2000, the Company reduced it's Bank debt by $1,657,394 in a transaction pursuant to which Regions Bank, the company's lender, agreed to accept 1,744,625 shares of common stock for the afore mentioned debt. Until the Company totally restructures its debts and is able to raise additional operating capital through a significantly larger transaction or several smaller transactions, the Company will continue to raise capital as it is needed through its shareholders and executive officers. The report of the Company's auditor contains a going concern modification as to the ability of the Company to continue to operate without being recapitalized.

For the calendar year ended December 31, 2000 the Company's operating expenses exceeded operating revenues. The cumulative deficit since inception has been funded by open account creditor debt ($2,268,500), shareholder and other loans ($818,000 in principal), shareholders' cash investment ($70,000), common shares exchanged for bank debt and other current obligations ($1,640,000) and common shares exchanged for interest payments, property and services ($395,000). Although the Company has continued to operate with the above sources of funds, it is uncertain whether these same or comparable sources will be available until the completion of its current stage of development and commences implementation of its business plan.

The accompanying Company financial information is prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, at this point, the Company has not established a source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company intends to seek long-term funding through private and public stock offerings. Management believes that sufficient funding will be raised to meet operating needs during the remainder of its emerging operations.

Financing activities undertaken by the Company and its predecessors has included:

- Effective September 1999 N-Vision issued 1,000,000 shares of its Common Stock at par value to acquire Southern and its subsidiary, All Terrain. The merger resulted in $230,000 of cost in excess of assets acquired. The results of operations of Southern are included with the consolidated results of operations beginning September 1, 1999. N-Vision did not incur material liabilities in connection with the acquisition related to discontinuing a business activity or to terminating or relocating employees.

- Prior to the acquisition of Southern by N-Vision, Southern acquired All Terrain in 1998 for $2,500,000 cash, which resulted in a purchased price that was $548,400 in excess of the fair market value of the tangible assets acquired.

- Merger and acquisition activity through December 31, 2000 resulted in the issuance of 1,904,508 shares of common stock for Ponder. In addition, the Company has issued or agreed to issue common stock in a debt restructuring in connection with the sale of investment units, and in connection with stock based compensation arrangements. Further, N-Vision has issued or agreed to issue common stock in satisfaction of certain expenses and as inducements to advance funds to the Company.

- On August 31, 2000, the Company executed a debt exchange agreement in which its primary lending institution accepted 1,744,624 shares of Common Stock for $1,657,393 of indebtedness

(the equivalent of $.95 per common share.). The Company agreed that contemporaneously with a successful proposed private or public offering, it would repurchase the shares sold to the lending institution for $1.25 per common share. If a public offering is not consummated within one year, the Company has committed to assure the aforementioned shares are free of any securities market trading restrictions and the Bank will have the right to sell the stock in the open market.

- In 2000, the Company raised $550,000 through the sale of investment units, including $300,000 sold for cash and $250,000 exchanged for debt the Company had incurred. Each of the 22 investment units sold included a $25,000 debenture obligation due in two years, 12,500 shares of common stock and Warrants to purchase an additional 12,500 shares of common stock at $1 per share.

- N-Vision has in the past issued or agreed to issue common stock as part of its compensation package for employees and directors. The Company plans to continue this policy until such time as cashflow from operations and or financing increases sufficiently to pay the salaries of the officers and director fees in cash.

Results of Operations

Revenues

For the year ended December 31, 2000, revenues for seismic services were $3,253,091 as compared to $464,012 for the same period in 1999. This increase reflects the fact that, for financial reporting purposes, revenues from operations for 1999 began in September 1999 when N-Vision acquired Southern and its subsidiary, All-Terrain. The comparable revenues for the twelve-month period were $2,087,000.

Costs and Expenses

Cost of sales increased from $490,892 in 1999 to $2,804,491 in 2000, an increase of $2,313,599 or 471%. Again, this increase is primarily due to the fact that cost of sales reported for 1999 reflect only activity from September through December. The comparable cost of sales for the twelve month period were $1,867,000.

Consequently the comparable gross profit from operations was $448,600 in 2000 compared to $220,000 for the year ended in 1999, an increase of 100%. Operating expenses for 2000 were $2,441,600 as compared to $772,000 for 1999. The actual comparable expenses were $2,241,700, a marginal increase of $200,000. The majority of that increase was the increased cost of servicing the Company's increased debt load. On a comparable basis, the carrying costs of loans increased $97,000 because of the new debt incurred

There were no revenues or expenses attributable to oil and gas segment since the Company commenced operations in August 2000 and has been seeking oil and gas development drilling opportunities. Based on recent activities, the Company anticipates reporting oil and gas revenues for during the first half of 2001.

RISK FACTORS

In addition to other information contained in or incorporated by reference in this Annual Report, the following Risk Factors should be considered carefully in evaluating the financial information and other data that is contained herein.

As A Provider Of Geophysical Services, That Aspect Of Our Business Is Substantially Dependent On The Level Of Capital Expenditures By Oil And Gas Companies.

Capital expenditures by oil and gas companies have historically followed trends in the price of oil and gas, which have fluctuated widely in the past few years. Recently however, during the current period of increases in oil and gas prices, capital expenditures for geophysical services have not increased as soon as was expected. If the demand for services remains low throughout this period of increased prices, there will be an adverse effect on the operations and cash flow of the Company.

The Company As A Whole Is Dependent On The Oil And Natural Gas Industry And Commodity Prices For Oil And Natural Gas

N-Vision corporate revenue, profitability and rate of growth are substantially dependent on the prevailing prices for oil and natural gas. In recent years, oil and natural gas prices as well as the level of exploration, drilling, and development and production have been extremely volatile. Prices for oil and natural gas are affected by a wide variety of factors including but not limited to domestic supply and demand, and international political and economic conditions. We expect oil and natural gas prices to continue to exhibit volatility and to have a direct effect on the ability of the company to conduct operations, its financial condition as well as it's ability to attract capital investments.

The Company Operates Under Hazardous Conditions That Subject Us To Risk Of Damage To Equipment Or Personal Injury, Which May Interrupt Our Business.

The seismic data acquisition activities of the company involve inherent operational risks. The Company operates heavy equipment in extreme conditions and carries and loads seismic source holes with explosives. A liability, loss of property and personal injury from any of these activities is a potential risk to the company. Although the company carries insurance to mitigate the loss from any of these events, the Company could still potentially suffer an interruption in its business.

Government Regulations

Our seismic operations are subject to a variety of federal, state and local laws and regulations, including environmental laws. The Company expends significant financial and managerial resources to comply with these laws and regulations and permit requirements. Failure to timely obtain the required permits may result in crew downtime and operating losses. Since these laws and regulations can change frequently, it is difficult to predict the impact that government regulations may have on future operations.

The domestic drilling of oil and natural gas wells is subject to numerous state and federal laws, rules and regulations including state statutory provisions for well spacing, waste disposal, production limitations, pollution prevention and clean-up, and required drilling permits and production reporting. Both the cost and efforts of management to maintain compliance under existing laws could become material and the Company could incur losses or liability for non-compliance.

Environmental Matters

Certain environmental laws provide for strict joint and several liabilities for remediation of spills and other releases of hazardous substances as well as damage to natural resources. In addition, the Company may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Such laws and regulations may also expose the Company to liability for the conduct or conditions caused by others or for acts of the Company that were not in compliance with the applicable laws at the time such acts were performed.

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and similar laws provide for the responses to and liability for releases of hazardous substances into the environment. Also, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Safe Drinking Water Act, the Emergency Planning and Community Right to Know Act, and similar state or local counterparts to these federal laws, regulate air emissions, water discharges, hazardous substance and waste storage, and required public disclosure related to the use of various hazardous and non-hazardous materials used by the company in its operations. Compliance with such environmental laws and regulations may require that the company acquire permits or other authorizations for certain activities and compliance with various other standards or procedures. The company believes that its facilities are in substantial compliance with current regulatory standards.

Safety

Company operations are governed by laws and regulations relating to workplace safety and worker health, primarily the Occupational Safety and Health Act and regulations promulgated hereunder. In addition, various other governmental agencies require the company to obtain certain permits, licenses and certificates with respect to its operations. The Company believes that it has, and maintains, all permits, licenses and certificates necessary to the conduct of the Company's business.

Insurance

The Company's operations are subject to the inherent risk of inland seismic recording activity such as heavy equipment operations and the transportation and handling of explosives as well as those risks inherent to drilling for oil and natural gas. The Company maintains insurance coverage against these risks which management believes is reasonable and customary in the industry. The Company also maintains insurance coverage against property damage caused by fire, explosion or other catastrophic events that may result in damage or destruction to company equipment or facilities. Management believes that it maintains adequate amounts of insurance coverage within commercially acceptable limits.

The Company's Financial Condition

The Company currently has a significant and material working capital shortfall that continues to adversely affect its business. Although the Company has secured working capital infusions from a variety of sources that has enabled it to continue in business, there are no assurances that it will be able to do so in the future. In the event the Company is unable to locate and secure additional sources of working capital in the near future it will be unable to pursue its business.

Because of the Company's limited asset base and poor financial condition the Company may not be able to secure working capital from traditional sources and is dependent upon identifying sources of equity capital that may necessitate significant dilution of the existing common stockholders' equity position.

The Company's future operating results will largely depend upon the commercial success of its oil and gas exploitation and development activities.

The Company Has Significant Debt Which Could Affect The Financial Condition Of The Company

The Company currently has a significantly high debt to equity ratio due to its recent reorganization. Failure to repay debt and or restructure the debts of the company would impede the ability of the Company to continue operations. Inability to service the debt would adversely affect the ability of the company to grow and maintain equipment necessary to the operations of the Company.

The Company's Ability To Hire And Retain Qualified Oil And Gas Personnel

The Company's success depends on its ability to hire and retain qualified oil and gas management and technical personnel. Management's ability to significantly increase revenues in the future depends on the success of its management and geological and geophysical technical staff and management's success in recruiting, training and retaining additional staff people.

There has been in the past, and there may be in the future, a shortage of such personnel with the skills and expertise necessary to effectively service the Company's needs. The Company's business will be harmed if it fails to continue to hire or retain qualified personnel, or if newly hired staff fail to develop the necessary technical skills or develop these skills more slowly than management anticipates.

Difficulties In Managing Growth

Difficulties the Company may encounter managing growth could adversely affect its business. The Company expects a period of rapid growth in its operations that could place a strain on management, administrative, operational and financial infrastructure. The Company's ability to manage its operations and growth requires management to continue to improve operational, financial and management controls, and reporting systems and procedures. In addition, the Company will be required to hire additional management, financial, and field operating personnel to manage the Company's expanding operations. If management is unable to manage this growth effectively, the Company's business, operating results and financial condition may be materially adversely affected.

Difficulties Managing And Integrating Acquisitions

Acquisitions of companies or technologies may result in disruptions to the Company's business and diversion of management attention. The Company expects to make acquisitions of complementary companies or technologies although the Company currently lacks adequate working capital or financial resources to effect acquisitions requiring cash.

Currently, the company has completed one acquisition of equipment subsequent to the merger with Ponder and has identified other asset and corporate acquisitions which Management believes would enhance the value the Company's common stock. The acquisition of equipment from Geodrill consisted of seven pairs of drilling rigs to add to the drilling capacity of Southern. As of this report, there is an agreement to purchase oil and gas producing assets from Fremont; the acquisition contract is an exhibit to this report. Several other acquisitions are being considered by the management of the Company, but none of those possible acquisitions are at the stage of a purchase and sale agreement existing between the parties.

If the Company makes any acquisitions, it will be required to assimilate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. Management may be unable to maintain uniform standards, controls, procedures and policies if it fails in these efforts. Similarly, acquisitions may cause disruptions in operations and divert management's attention from day-to-day operations, which could impair relationships with current employees, customers and strategic partners.

Dilution From Acquisitions

The Company may have to incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities for any acquisition could be substantially dilutive to the Company's shareholders. In addition, profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets. If management is unable to fully integrate acquired businesses, products or technologies with existing operations, the Company may not receive the intended benefits of acquisition.

Adapting To Rapid Technological Change

The Company's future success will depend on its ability to adapt to rapid technological change. The Company's future success will depend on its ability to continue to enhance its current geophysical technology and to keep pace with industry technology and satisfy increasingly sophisticated customer requirements. Rapid technical change, changes in customer demands and evolving industry standards characterize the market for the Company's products and services. As a result, significant delays in the general availability of such new technologies or significant problems in the implementation of such processes could have a material adverse effect on the Company's business, operating results and financial condition.

Prior Period Losses

The Company has incurred significant losses in the prior period and expects to incur significant increases in operating expenses in the foreseeable future. The Company's independent auditors have questioned the Company's ability to continue as a "going concern" and unless the Company is able to achieve profitable operations, which it has not achieved to date, its business and financial condition will be materially adversely affected. Accordingly, the Company will be required to significantly increase its revenues in order to achieve profitability. These expenses will be incurred before the Company generates any revenues by this increased spending. If the Company does not significantly increase revenues from these efforts, its business and operating results would be negatively impacted.

Item 7 FINANCIAL STATEMENTS

The following financial statements are included in Exhibit 1 of this report:

<c>

Title of Document Page

Independent Auditor's Report of Thomas Leger & Co.,

Certified Public Accountants F-1

Consolidated Balance Sheet as of December 31, 2000 F-2 & 3

Consolidated Statements of Operations and Deficit

For The Year Ended December 31, 2000 And For The

Period From Inception (May 15, 1999) Through

December 31,1999 F-4

Consolidated Statements of Changes in Common

Stock For The Period From Inception (May 15, 1999)

To December 31, 2000 F-5

Consolidated Statements of Cash Flows For The Year

Ended December 31, 2000 And For The Period From

Inception (May 15, 1999) Through December 31,1999 F-6

Supplemental Statements Of Cash Flows For The Year

Ended December 31, 2000 And For The Period From

Inception (May 15, 1999) Through December 31,1999 F-7

Notes to Consolidated Financial Statements F-8

(a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

None

Item 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

A Form 8-K was filed on February 21, 2001, reporting the approval of the board of directors dismissal of Arthur Andersen LLP as the Company's independent accountants. On June 27, 2001, a Form 8-K/A was filed submitting the response from Arthur Andersen LLP regarding their agreements and/or disagreements with information presented in the Form 8-K of February 20, 2001. The letter from Arthur Andersen LLP referencing its cessation of client-audit relationship without disagreement was presented as an exhibit.

PART III

Item 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth as of the date hereof, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Director or Officer	Age	Position	Since
Joseph T. Kaminski	51	Chairman/CEO	June 1, 1999
Roger W. Pierce	46	President/Director	January 29, 2000
Dennis A. Gray	46	Director Pres. Of Southern 3D	September 2, 1999

Joseph T. Kaminski - Prior to the Merger of N-Vision into the Registrant, Mr. Kaminski had been the Chairman and Chief Executive Officer of N-Vision since it's inception in June 1999. Prior to co-founding and serving with N-Vision, Mr. Kaminski was co-founder and, from August 1990 to May 1996, served as Chief Executive Officer / President of Saratoga Resources, Inc. (NASD: SRIK) an oil and gas production company. In 1982 he also co-founded Seismic Enterprises Inc.( now Seitel, Inc. NYSE: SEI) and took the company public in 1984. Seitel is a seismic data and oil and gas exploration company. He served as Chairman and Chief Executive Officer of that company from 1982 through 1987.

Roger W. Pierce - Prior to becoming President of N-Vision Technology, Mr. Pierce spent 22 years in various positions in Union Texas Petroleum. At the time Union Texas was bought by Arco in 1998 for approximately $2.5 Billion, Mr. Pierce was General Manager of Worldwide Exploration Operations. Various other positions he held during his tenure at Union Texas were: Director of Land, Director of Corporate Planning, Director of Exploration Technology, General Manager of Onshore Exploration and Vice President and General Manager of Union Texas Southeast Asia.

Dennis A. Gray - Mr. Gray has been President of Southern since 1997. Prior to his position with Southern, he was Vice President of Operations for Universal Seismic Acquisition Company (NASD: USAC) where he spent five years. Prior to going to Universal, he was Operations Manager for Digicon, now Veritas (NYSE; VTS). Mr. Gray has over 20 years experience in all aspects of seismic operations.

The officers and directors of N-Vision subject to Section 16(a) Beneficial Ownership Reporting have not complied with the reporting requirements at the date of this report.

Item 10 EXECUTIVE COMPENSATION

The following tables set forth certain summary information for each of the Company's last two (from inception in May of 1999) completed fiscal years concerning the compensation paid to, or accrued to, the chief executive officer and each of the other executive officers of the Company and its principal subsidiary that received compensation in excess of $100,000 during such period (as determined at December 31, 2000, the end of the Company's last completed fiscal year):

Joseph T. Kaminski, Chief Executive Officer of N-Vision received no salary in 1999 but did receive a $10,000 consulting fee. In the year, he accrued a salary and directors fees of $205,000 and 100,000 options to purchase N-Vision common stock at $0.40 per share; $100,000 of his accrued salary was converted to common stock at $.50 per share, or 200,000 shares. The $105,000 balance of his salary has been deferred.

Roger W. Pierce, President of N-Vision, accrued a salary of $50,000 in the four months of N-Vision operations in 1999, and received additional compensation in the form of 100,000 options for the common stock of N-Vision at $.40 per share; the $50,000 in accrued salary was converted to 100,000 shares of the common stock of N-Vision at a conversion rate of $.50 per share. In 2000, Mr. Pierce received 100,000 options as a bonus convertible to N-Vision at $.40 per share and accrued a salary and directors fees of $116,000, deferred $84,000 and converted $32,000 to 64,000 N-Vision shares of common stock at $.50 per share.

Dennis A. Gray, President of. Southern, principal subsidiary of N-Vision, accrued salary from Southern of $100,350 in 1999 and converted $6,000 of salary from prior accounting periods into 12,000 shares of N-Vision common stock at $.50 per share. In 2000, Mr. Gray received a salary of $97,200 and 100,000 options convertible to common stock at $.40 per share. He also converted a bonus of $38,231.50; directors fees of $10,000; and, deferred salary of $17,000 to 130,463 shares of common stock, and left $13,300 as deferred compensation .
SUMMARY COMPENSATION TABLE

Principal Position	Year	Salary	Bonus	Annual Comp	Res. Sty Awards	Options/ SARs	Ltip Payout	All Other Compensation
Kaminski, J. T. Chairman/CEO	1999 2000	0 0	0 0	10,000 0	0	0 100,000	0 200,000	0 105,000
Pierce, Roger President	1999 2000	0 0	0 0	0 0	0 0	100,000 100,000	100,000 164,000	0 84,000
Gray, Dennis Sec'y/President of Southern 3D	1999 2000	100,350 97,200	0 0	0 0	0 0	100,000	12,000 130,463	0 13,300

The options and stock appreciation rights (SARs) are explained further in the table below. The options were granted to officers under a stock option plan effective on the date of issue on August 24, 2000 at a price of $.40 per share, vesting over a two year period, 50% immediately upon issue; 25% after one year; and, 25% after two years.

OPTION/SAR GRANTED IN LAST FISCAL YEAR
(a) Name	(b) Number of Securities Underlying Options/SARs Granted (#)	(c) % or Total Options/SARs Granted to Employees in Fiscal Year	(d) Exercise or Base Price	(e) Expiration Date
Kaminski, J.T. CEO	100,000	20% (1)	$.40	8-24-2005
Pierce, Roger President	100,000	20%	$.40	8-24-2005
Gray, Dennis Pres. Southern 3D	100,000	20%	$.40	8-24-2005

(1) 500,000 options were authorized by the board of directors with 50% vesting at the date on issue on August 24, 2000. Twenty-five percent (25%) vest one year after the end o the first year after the issue date, and the other 25% vest two years after the issue date.

Board Compensation

The Company may, from time to time, retain certain of its directors to provide consulting or other professional services to the Company at standard industry rates or enter into transactions in which non-salaried directors receive compensation as sellers, brokers, or is some other capacity. Any decision to retain such individuals or to enter into such transaction will be subject to the approval of a majority of the disinterested directors.

The Company has not established a cash payment to the directors for board of director's meetings. However, each Director was issued 20,000 shares of common stock for their services during 2000. However, all directors are entitled also to be reimbursed for travel and other out of pocket expenses for their attendance at board meetings.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in cash compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company (Except as noted in the employment contracts in the Exhibits).

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of June 30, 2001, the name and the number of shares of the Company's Common Stock, par value $0.01 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 12,734,203 issued and outstanding shares of the Company's Common Stock, and the name and the shareholdings of each director and of all officers and directors as a group. For the purpose of this Section, the term "Beneficial Owner" is defined in accordance with the rules of the Securities and Exchange Commission to mean generally, the power to vote or dispose of shares, regardless of the economic interest therein.
Security Ownership of Certain Benefical Owners

Title or Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
	Joseph T. Kaminski 531 Hidden Harbor Houston, TX 77079	3,285,637 (1) (2)	26%
	Rick E. Trapp 19710 Heatherwood Park Houston, TX 77094	1,812,288 (3)	15%
	Regions Bank 100 E. Ferguson PO Box 2020 Tyyler, TX 75710	1,744,625	14%
	Donnie Sport PO Box 1739 Chandler, TX 75758	880,000	7%
	Roger W. Pierce 10815 Pine Bayou Houston, TX 77024	532,900 (2) (4)	5%
	Dennis A. Gray 6615 Hollow Way Square Houston, TX 77469	215,883 (2)	4%
	Executive Officers and Directors as a Group (3 persons)	4,334,420	35%

(1) Includes 2,750,000 shares held in Kaminski Family Trust for the benefit of various family members where Mr. Kaminski acts as Trustee but disclaims beneficial ownership; these shares are held as a certificate by the Trust. Mr. Kaminski holds the balance of the shares in certificate form in the name of Kaminski Enterprises and J. T. Kaminski. Excludes 50,770 shares of common stock, 25,000 shares of Preferred Stock with a conversion option at $1.25 per share to 20,000 shares of common stock and 20,000 warrants to purchase common stock at $1.00 per share held by Anna Kathleen Kaminski, wife of Mr. Kaminski, with respect to which Mr. Kaminski disclaims beneficial ownership; these shares and warrants represent an investment made in a private offering made by the Company in the first quarter of 2001.

(2) Includes 50,000 fully vested unexercised options and 50,000 non-vested options granted at an exercise price of $.40 per share

(3) Includes 50,000 fully vested but yet unexercised options to buy common stock at $.40 per share.

(4) Includes 25,000 shares of Preferred Stock, from the Company's offering in the first quarter of 2001, with a conversion option at $1.25 per share and Warrants to purchase shares at $1.00 per share.

Item 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At December 31, 2000 and 1999 the Company had a non-interest bearing note payable of $20,754 issued to a company owned primarily by Donnie Sport, a 5% Common Stock shareholder. During 1999 this debt was reduced $44,500 with the transfer of certain operating equipment to the stockholder.

On August 31, 2000, the Company made a pro-rata share distribution of 818,825 shares to the existing shareholders for the purpose of compensating them for the dilution attributable to an additional special share allotment necessary in the Ponder Industries, Inc. merger. The shares distributed were equal to 10% of the recorded shares outstanding on that date.

In December 2000, the Company's four officer shareholders received 502,200 shares of Common Stock as partial compensation for their services as Company executives and directors. The Company has deferred $209,000 in earned executive compensation to be paid in the future as funds become available.

PART - IV

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

(a)EXHIBITS. The following exhibits are included as part of this report:

Financial Statements

Blaylock Agreement

Fremont Agreement

Ponder Re-Org and Merger

(b) Reports on Form 8-K.

None

INDEX TO EXHIBITS

Ex. 1 Financial Statements

Ex. 2 Blaylock Agreement

Ex. 3 Fremont Agreement

Ex. 4 Ponder Re-Org and Merger *

* Previously filed with the Commission

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

N-VISION TECHNOLOGIES, INC.

Date: June 13, 2001 By: /S/ Joseph T. Kaminski

Chairman of Board and C E O

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Joseph T. Kaminski Chief Executive Officer and Director June 13, 2001

Joseph T. Kaminski (Principal Executive Officer and

Accounting Officer)

/s/ Dennis A. Gray Director June 13, 2001

Dennis A. Gray

/s/ Roger W. Pierce Director June 13, 2001

Roger W. Pierce