Form 10QSB
period 2001-03-31
N VISION TECHNOLOGY INC
filed 2001-11-13
CIK 859917

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


         (Mark One)
              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 2001
                               -----------------

                                       OR

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

          For the Transition Period From ________to _________

                         Commission File Number 0-18656


                            N-VISION TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


              Delaware                                 75-2268672
   (State or other jurisdiction of                    (IRS Employer
   Incorporation or organization)                  Identification No.)

                         11931 WICKCHESTER LN, SUITE 201
                              Houston, Texas 77043
               (Address of principal executive offices, zip code)

                                 (281) 556-1375
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ ]      No   [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                            Outstanding at March 31, 2001
  ----------------------------               -----------------------------
  Common Stock, $.01 par value                          13, 144,466

PART I   FINANCIAL INFORMATION

Item 1:        Financial Statements....................................1

               Notes to Financial Statements...........................6

Item 2:        Management's Discussion and Analysis...................10



PART II        OTHER INFORMATION

Item 1:        Legal Proceedings......................................13

Item 2:        Changes in Securities..................................13

Item 3:        Defaults Upon Senior Securities........................13

Item 4:        Submission of Matters to a Vote of Security Holders....14

Item 5:        Other Information......................................14

Item 6:        Exhibits and Reports on Form 8-K.......................14



                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Registrant's unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and foot notes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholder's equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The unaudited balance sheet of the Registrant as of March 31, 2001 and the audited balance sheet of the Registrant as of December 31, 2000 along with the related un-audited statements of operations, changes common stockholders' deficit and cash flows for the three month periods ended March 31, 2001 and 2000, are attached hereto and incorporated herein by this reference.

Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

--------------------------------------------------------------------------------

N-VISION TECHNOLOGY, INC.& SUBSIDIARIES
Condensed Consolidated Balance Sheet
(in dollars, except Share Information)




ASSETS                               March 31, 2001            Dec. 31, 2000
                                     --------------            --------------
                                      (Unaudited)                 (Audited)
CURRENT ASSETS:
Cash                                 $    (2,337)              $     34,825
Accounts Receivable-Net of allowance      549,240                 1,009,131
   for doubtful accounts of $20,847
Other Receivables                           6,129                     9,562
Prepaid expenses                          234,285                    53,642
                                     -------------             -------------
                                     $    778,838              $  1,107,160
                                     -------------             -------------
PROPERTY & EQUIPMENT
Equipment                            $  2,008,583              $  2,029,668
Furniture and Fixtures                    214,097                   213,556
Automobile and trucks                     534,917                   486,469
Other                                      12,966                    12,996
                                     -------------             -------------
                                        2,770,563                 2,742,659
Less Accumulated Depreciation          (1,175,301)               (1,333,852)
                                     -------------             -------------
Net Property and Equipment           $  1,323,411              $  1,408,807
                                     -------------             -------------
OTHER ASSETS:
Cost in excess of assets acquired         693,767                   636,322
Deposits and other assets                 215,912                    64,620
                                     -------------             -------------
Total Other Asset                   $     809,679              $    703,942
                                     -------------             -------------
TOTAL ASSETS                         $  3,011,928              $  3,219,909
                                     =============             =============


LIABILITIES & OWNERS EQUITY

CURRENT LIABILITIES:
Accounts Payable                     $  1,288,124              $  1,346,932
Payroll Taxes payable                     228,323                   246,952
Sales Tax obligation                      225,703                   217,540
Notes Payable Regions Bank
  Equipment                               625,000                   625,000
  Term Loan                               302,342                   302,342
Notes Payable Others                      626,929                   268,238
Accrued expenses                          210,267                   457,082
Current portion of long term debt                                    27,000
                                     ------------              ------------
TOTAL CURRENT LIABILITIES            $  3,506,689              $  3,491,086

LONG-TERM DEBT
Debentures Payable                   $    550,000              $    550,000
Automobile Notes                                                     18,834
                                     ------------              ------------
TOTAL LONG TERM DEBT                 $    550,000              $    568,834
                                     ------------              ------------
TOTAL LIABILITIES                    $  4,056,689              $  4,059,920
                                     ------------              ------------
OWNER'S EQUITY:
Common Stock (at $.01 par value)     $    132,478                   128,110
Preferred Stock                           150,000                        0
Additional Paid in Capital              1,903,081                 1,823,698
Retained Earnings                      (3,238,799)               (2,791,819)
                                     ------------              ------------
TOTAL OWNER'S EQUITY                 $ (1,044,761)             $   (840,011)
                                     ------------              ------------
TOTAL LIABILITIES & OWNER'S EQUITY   $  3,011,928              $  3,219,909
                                     ============              ============

See accompanying notes to consolidated condensed financial statements.
--------------------------------------------------------------------------------





N-VISION TECHNOLOGY, INC.& SUBSIDIARIES
Condensed Consolidated Statement of Operations
(in dollars, except Share Information)
--------------------------------------------------------------------------------

                                         For the three months ended
                                    March 21, 2001      March 31, 2000
                                    --------------      --------------
                                      (Unaudited)         (Unaudited)

INCOME:
Sales                                $     417,732       $     364,421
Cost of Sales                             (510,477)           (281,892)
                                     -------------       -------------
GROSS PROFIT                         $     (92,745)      $      82,529


OPERATING EXPENSES:
Salaries                             $      44,885       $     153,224
Depreciation & Amortization                113,300             118,299
G&A Expenses                               174,312             188,738
Interest Expense                            18,771              11,479
Accounting/Legal                            94,558              61,332
                                     -------------       -------------
TOTAL OPERATING EXPENSES             $     445,826       $     533,071
                                     -------------       -------------
OPERATING INCOME (LOSS)              $    (538,571)      $    (450,542)
                                     -------------       -------------

Deferred Taxes                                                 124,615
                                     -------------       -------------
NET INCOME/(LOSS)                    $    (538,571)      $    (325,927)
                                     =============       =============
BASIC EARNINGS/(LOSS) PER SHARE              ($.04)              ($.04)
WEIGHTED AVERAGE COMMON SHARES          13,144,466           7,249,545


See accompanying notes to consolidated condensed financial statements.
-----------------------------------------------------------------------


N-VISION TECHNOLOGY, INC.
Condensed Consolidated Statement of Cash Flow
(in dollars)
-----------------------------------------------------------------------

                                     March 31,2001
                                     -------------

Net Income (Loss)                    $    (538,505)

ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH USED IN OPERATIONS BY OPERATIONS

Depreciation & Amortization          $      58,855



CHANGES IN CURRENT ASSETS AND LIABILITIES
Accounts Receivable, net             $     459,891
Other Assets                               170,023
Accounts Payable/Accrued Liabilities      (257,226)
                                     -------------
TOTAL ADJUSTMENTS                    $     431,543
                                     -------------
NET CASH FROM OPERATIONS             $    (106,962)
                                     -------------

CASH FLOWS FROM INVESTING:
Cash acquired in Southern 3-D merger $
Net book value of property disposed         54,662
Additions to property and equipment        (82,567)
Investment in Drilling Program            (187,500)
                                     -------------
NET CASH FROM INVESTING              $    (215,067)
                                     -------------

CASH FLOWS FROM FINANCING:
Repayment of short & long term debt  $      34,867
Long term borrowing
Net proceeds from sale of debentures       150,000
Proceeds from short term note              100,000
                                     -------------
NET CASH FROM FINANCING              $     284,867
                                     -------------
NET INCREASE (DECREASE) IN CASH      $     (37,162)

CASH AT BEGINING OF PERIOD           $      34,825
                                     -------------
CASH AT END OF PERIOD                $      (2,337)
                                     =============

See accompanying notes to consolidated condensed financial statements.
--------------------------------------------------------------------------------



N-VISION TECHNOLOGY, INC.
Notes to Consolidated Financial Statements




ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The Company is including the following cautionary statement to take advantage of the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company. The risk factors identified in this cautionary statement are important factors but certainly not all the factors that could cause actual results to differ materially from those expressed in any such forward-looking statements. The Company cautions that, while it believes that the opinions expressed or the assumptions used in any forward-looking statements are reasonable and are made in good faith, actual results may vary and the differences may be materially significant.


Introduction

    N-Vision Technology, Inc. is a development stage company, which is currently comprised of two complimentary business units. Southern 3-D Exploration, Inc. provides onshore geophysical seismic services to clients for use in the exploration, and development of oil and natural gas.
     The Company also uses the same technology and services to develop low risk development drilling opportunities for its own oil and gas subsidiary, N-Vision Energy, Inc.
     N-Vision Technology, Inc. was formed in June 1999 and in September of that same year, acquired Southern 3-D Exploration, Inc., a Texas based seismic services company. In August 2000, the company formed N-Vision Energy, Inc.
as a wholly owned subsidiary of N-Vision Technology to pursue low risk opportunities to develop by-passed oil and gas reserves from existing fields.

On December 19, 2000, N-Vision Technology, Inc. a Nevada corporation, was merged into Ponder Industries, Inc., a publicly traded Delaware corporation, and the name of Ponder, was changed to N-Vision Technology, Inc. All liabilities of Ponder were either discharged or assumed by a Liquidating Trust and all assets were liquidated for the benefit of creditors.
On December 19, 2000, the Amended Plan of Reorganization and Merger was approved by the Court and N-Vision became a publicly traded company domiciled in Delaware trading under the symbol, "NVSN".

Significant Events

On March 1, 2001, the Company entered into a Letter of Intent to acquire Fremont Exploration, Inc., an oil and gas development company, which operates approximately 100 wells in Texas and Oklahoma. On April 20, 2001, a Definitive Purchase and Sale Agreement was signed whereby N-Vision agreed to purchase from Fremont, 91 wells with estimated reserves of 582,684 barrels of oil and 5.26 Bcfg. Total consideration to be paid to Fremont is $8,150,000 cash and 500,000 shares of N-Vision Technology, Inc. common stock. The transaction is scheduled for closing May 31, 2001.

On March 7, 2001, the company retained the services of Blaylock & Partners L.P. to act as financial advisor and placement agent on behalf of the company. The company will issue a total of $22.5 million in a private placement consisting of $10 million of Senior Secured Debt and $12.5 million in Convertible Preferred stock.

Simultaneously with the closing of the Blaylock Financing package and the Fremont Acquisition, the Company plans to acquire the assets of WorldWide Drilling for $1,700,000 cash. The acquisition will double the amount of equipment that Southern currently uses in its seismic services business. The company had previously issued 150,000 shares of N-Vision Technology, Inc. common stock to the owners of WorldWide for the exclusive rights to negotiate the acquisition.

The company is also negotiating to acquire the drilling assets of GeoDrill Inc., another seismic services company. N-Vision intends to acquire 6
Model K 4 X 4 off-road Drilling Rigs and associated water buggies for a total of 385,000 shares of N-Vision Technology, Inc. common stock and $138,400 in cash and assumed debt. This transaction is scheduled to close on May 14, 2001.


Results of Operations

Analysis for the Three (3) months ended March 31, 2001 compared to three (3) months ended March 31, 2000

Revenues were approximately $417,732 and $364,421 for the three months ended March 31,2001 and 2000 respectively. This represents an increase of 14.63% over the same period for last year. General and Administrative expenses were $174,312 and $188,738 for the three (3) months ended March 31,2001 and 2000, respectively. This represents a decrease of $14,416 or
7.64 % for the period. The company's operating income showed a loss of $538,571 for the three (3) months ended March 31,2001 as compared to a loss of $ 325,927 for the same period in 2000. Net income also showed a loss of $538,571 for three (3) months ending March 31,2001 as compared to a loss of $325,927 for the same period in 2000. Reduced revenues and losses for the period were a direct result of weather related delays in operations. Since the company bills for services on a per foot-drilled basis, the company is at risk for any such weather related delays. The company is making every effort to mitigate these types of delays in the future by applying more equipment to certain jobs in order to "catch-up" on contracts when weather permits.


Liquidity and Capital Resources

As of March 31, 2001, the Company had a working capital deficit of $2,226,515 as compared to a deficit of $688,185 for the same period in 2000. The Company feels that upon completion of the Blaylock Financing, which is scheduled to close in June 2001, the Company will have sufficient working capital to apply to development drilling and other capital requirements of the company, as well as pay off its outstanding debts.





PART II
-------

ITEM - 1  LEGAL PROCEEDINGS

N-Vision Technology, Inc. is currently not involved in any litigation or dispute regarding its activities.

From time to time the company's seismic subsidiary Southern 3-D Exploration, Inc. is involved in various legal proceedings and claims with regard to its field operations. These are incidental to the conduct of its business and the company is generally indemnified against such claims by its clients and therefore, the company believes that none of these proceedings, even if adversely determined against the company, would have a material effect on the financial condition, results of operations or cash flow.


ITEM - 2  CHANGES IN SECURITIES

During the period from February through March of 2001, the Company sold Unregistered Preferred Stock to six (6) Accredited Investors as per the definition prescribed in Rule 506 and Section 4(6) of Regulation D. The total Transaction consisted of the sale of 150,000 shares of Unregistered Preferred stock, 120,000 shares of Unregistered Common Stock and 120,000 Two-year Warrants to Purchase stock at a price of $1.00 / share. Total consideration to the company from this sale was $150,000.


ITEM - 3  DEFAULTS UPON SENIOR SECURITIES - None

ITEM - 4  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS - None

ITEM - 5  OTHER INFORMATION

On January 16, 2001, the company entered into a Loan Agreement with a Shareholder of the Company for $150,000. Term of the note was for 90 days and bears no interest until maturity and after maturity, an annual interest rate of 7.75% until the note is paid and the issuance of 25,000 shares of stock. Also, the shareholder to give the company exclusive rights for a period of time negotiate a transaction (subject to financing) to acquire his Company, Worldwide Drilling, Inc. For this consideration, the Company issued the Shareholder 150,000 shares of common stock.

ITEM - 6  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits -

   (b)  Reports on Form 8-K:

Reports on Form 8-K were filed on the following dates during the quarter ending March 31, 2001.

FILE DATE           ITEM REPORTED
- ---------         -------------
January 9, 2001     Announcement of the judges order confirming the Plan of
                    Reorganization and the subsequent changes in control of Registrant.

February 21, 2001   Dismissal of Arthur Andersen LLP as the Company's
                    independent accounts and hiring of Thomas Leger & Co. LLP

March 13, 2001      Announcement of letter of intent to acquire Fremont
                    Exploration, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Current Report on Form 10-QSB to be signed On its behalf by the undersigned hereunto duly authorized.



N-VISION TECHNOLOGY, INC.
Dated: November 9, 2001
By: /s/ Joseph T. Kaminski
---------------------------------
Joseph T. Kaminski
Chief Executive Officer