Form 10QSB
period 2001-06-30
N VISION TECHNOLOGY INC
filed 2001-11-13
CIK 859917

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


         (Mark One)
              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 2001
                               -----------------

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

Yes  [ ]      No   [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                            Outstanding at June 30, 2001
  ----------------------------               -----------------------------
  Common Stock, $.01 par value                          14,779,966

PART I   FINANCIAL INFORMATION

Item 1:        Financial Statements....................................1

               Notes to Financial Statements...........................6

Item 2:        Management's Discussion and Analysis...................11



PART II        OTHER INFORMATION

Item 1:        Legal Proceedings......................................14

Item 2:        Changes in Securities..................................14

Item 3:        Defaults Upon Senior Securities........................14

Item 4:        Submission of Matters to a Vote of Security Holders....14

Item 5:        Other Information......................................15

Item 6:        Exhibits and Reports on Form 8-K.......................15

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

The unaudited balance sheet of the Registrant as of June 30, 2001 and the audited balance sheet of the Registrant as of December 31, 2000 along with the related un-audited statements of operations, changes common stockholders' equity and cash flows for the three month periods ended June 30, 2001 and 2000, are attached hereto and incorporated herein by this reference.

Operating results for the quarter ended June 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

--------------------------------------------------------------------------------

                    N-VISION TECHNOLOGY, INC.& SUBSIDIARIES
                      Condensed Consolidated Balance Sheet



ASSETS                                June 30, 2001            Dec. 31, 2000
                                     --------------            --------------
                                      (Unaudited)                 (Audited)
CURRENT ASSETS:
Cash                                 $   108,609               $     34,825
Accounts Receivable-Net of allowance      627,500                 1,009,131
   for doubtful accounts of $20,847
Other Receivables                        (291,448)                    9,562
Prepaid expenses                          570,934                    53,642
                                     -------------             -------------
                                     $  1,015,596              $  1,107,160
                                     -------------             -------------
PROPERTY & EQUIPMENT
Equipment                            $  3,272,276              $  2,029,668
Furniture and Fixtures                    214,097                   213,556
Automobile and trucks                     499,669                   486,469
Other (software)                           12,966                    12,996
                                     -------------             -------------
                                        3,999,008                 2,742,659
Less Accumulated Depreciation          (1,657,288)               (1,333,852)
                                     -------------             -------------
Net Property and Equipment           $  2,341,720              $  1,408,807
                                     -------------             -------------
OTHER ASSETS:
Cost in excess of assets acquired         199,343                   636,322
Deposits and other assets                  45,177                    64,620
                                     -------------             -------------
Total Other Assets                   $    244,520              $    703,942
                                     -------------             -------------
TOTAL ASSETS                         $  3,601,836              $  3,219,909
                                     =============             =============

LIABILITIES & OWNERS EQUITY


CURRENT LIABILITIES:
Accounts Payable                     $  1,578,546              $  1,346,932
Payroll Taxes payable                     249,703                   246,952
Sales Tax obligation                      173,893                   217,540
Notes Payable Regions Bank
  Equipment                               625,000                   625,000
  Term Loan                               302,342                   302,342
Notes Payable Others                      626,929                   268,238
Accrued expenses                          210,267                   457,082
Current portion of long term debt               0                    27,000
                                     ------------              ------------
TOTAL CURRENT LIABILITIES            $  4,211,736              $  3,491,086

LONG-TERM DEBT
Debentures Payable                   $    550,000              $    550,000
Automobile Notes                           53,324                    18,834
                                     ------------              ------------
TOTAL LONG TERM DEBT                 $    603,324              $    568,834
                                     ------------              ------------
TOTAL LIABILITIES                    $  4,815,060              $  4,059,920
                                     ------------              ------------
OWNER'S EQUITY:
Common Stock                         $    168,992                   128,110
Preferred Stock                           150,000                         0
Additional Paid in Capital              1,903,081                 1,823,698
Retained Earnings                      (3,238,799)               (2,791,819)
                                     ------------              ------------
TOTAL OWNER'S EQUITY                 $ (1,063,224)             $   (840,011)
                                     ------------              ------------
TOTAL LIABILITIES & OWNER'S EQUITY   $  3,601,836              $  3,219,909
                                     ============              ============

See accompanying notes to consolidated condensed financial statements.
--------------------------------------------------------------------------------


                     N-VISION TECHNOLOGY, INC.& SUBSIDIARIES
                    Condensed Consolidated Statement of Income

--------------------------------------------------------------------------------

                                         For the three months ended
                                     June 30, 2001        June 30, 2000
                                    --------------      --------------
                                      (Unaudited)          (Unaudited)

INCOME:
Sales                                $   1,355,427       $     276,255
Cost of Sales                             (892,702)           (212,877)
                                     -------------       -------------
GROSS PROFIT                         $     462,725      $       63,378


OPERATING EXPENSES:
Salaries                             $     100,050       $      53,807
Depreciation & Amortization                133,107             (45,381)
G&A Expenses                               374,367             282,312
Interest Expense                           163,395              11,849
Accounting/Legal                            77,480             (35,743)
                                     -------------       -------------
TOTAL OPERATING EXPENSES             $     848,398       $     246,845
                                     -------------       -------------
OPERATING INCOME (LOSS)              $    (385,673)      $    (203,467)
                                     -------------       -------------

Deferred Taxes                                                  62,649
                                     -------------       -------------
NET INCOME (LOSS)                    $    (385,673)      $    (140,818)
                                     =============       =============

BASIC EARNINGS/(LOSS) PER SHARE             ($.026)             ($.002)
WEIGHTED AVERAGE COMMON SHARES          14,779,966           7,439,545



                                         For the six months ended
                                     June 30, 2001        June 30, 2000
                                    --------------      --------------
                                      (Unaudited)         (Unaudited)

INCOME:
Sales                                $   1,773,159       $     640,676
Cost of Sales                           (1,403,179)           (494,769)
                                     -------------       -------------
GROSS PROFIT                         $     369,980      $      145,907


OPERATING EXPENSES:
Salaries                             $     144,935       $     207,031
Depreciation & Amortization                246,407              72,918
G&A Expenses                               548,679             471,050
Interest Expense                           182,166              23,328
Accounting/Legal                           172,038              25,589
                                     -------------       -------------
TOTAL OPERATING EXPENSES             $   1,294,224       $     799,916
                                     -------------       -------------
OPERATING INCOME (LOSS)              $    (924,244)      $    (654,009)
                                     -------------       -------------

Deferred Taxes                                                 187,264
                                     -------------       -------------
NET INCOME (LOSS)                    $    (924,244)      $    (466,745)
                                     =============       =============
BASIC EARNINGS/(LOSS) PER SHARE              ($.06)              ($.06)
WEIGHTED AVERAGE COMMON SHARES          14,779,966           7,439,545



See accompanying notes to consolidated condensed financial statements.
--------------------------------------------------------------------------------



N-VISION TECHNOLOGY, INC.
Condensed Consolidated Statement of Cash Flow

--------------------------------------------------------------------------------

                                      June 30,2001
                                     -------------

Net Income (Loss)                    $    (924,244)

ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH USED IN OPERATIONS BY OPERATIONS

Depreciation & Amortization          $     246,407



CHANGES IN CURRENT ASSETS AND LIABILITIES
Accounts Receivable, net             $     627,500
Other Assets                               570,934
Accounts Payable/Accrued Liabilities      (291,448)
                                     -------------
TOTAL ADJUSTMENTS                    $     906,986
                                     -------------
NET CASH FROM OPERATIONS             $    (229,149)
                                     -------------

CASH FLOWS FROM INVESTING:

Net book value of property disposed        442,472
Additions to property and equipment       (482,051)
Prepaid drilling program                   187,500
                                     -------------
NET CASH FROM INVESTING              $    (227,079)
                                     -------------

CASH FLOWS FROM FINANCING:
Repayment of short & long term debt  $           0
Long term borrowing
Net proceeds from sale of debentures       160,000
Net Proceeds from sale/lease-back          161,600
                                     -------------
NET CASH FROM FINANCING              $     321,000
                                     -------------
NET INCREASE (DECREASE) IN CASH      $    (147,921)

CASH AT BEGINING OF PERIOD           $      (2,337)
                                     -------------
CASH AT END OF PERIOD                $     108,609
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


On December 19, 2000 N-Vision Technology, Inc. a Nevada corporation, was merged into Ponder Industries, Inc., a publicly traded Delaware corporation, and the name of Ponder, the Delaware corporation, was changed to N-Vision Technology, Inc. All liabilities of Ponder were either discharged or assumed by a Liquidating Trust and all assets were liquidated for the benefit of creditors. On December 19, 2000, the Amended Plan of Reorganization and Merger was approved by the Court and N-Vision became a publicly traded company domiciled in Delaware trading under the symbol, "NVSN".


Significant Events

On April 19, 2001, a Definitive Purchase and Sale Agreement was signed whereby N-Vision agreed to purchase from Fremont Exploration, Inc., 91 wells with estimated reserves of 582,684 barrels of oil and 5.26 Bcfg.
Total consideration to be paid to Fremont is $8,150,000 cash and 500,000 shares of N-Vision Technology, Inc. common stock. The transaction was scheduled for closing in May 31, 2001. On May 20, 2001, the Board of directors unanimously approved the Company entering into an Extension Letter to the Purchase and Sale agreement with Fremont Exploration, Inc., which extended the closing date until June 25, 2001. Additional consideration for this extension was an additional 100,000 shares of stock and 200,000 warrants. A second extension was entered into on June 25, 2001 to extend the closing date until July 25,2001. The unanimous approval of the Board of Directors was received that same day.

On June 6, 2001, the company completed the transaction with GeoDrill, Inc. whereby it acquired certain of the seismic drilling assets of that company. Total consideration paid in that Transaction was 385,000 shares of common stock and assumption and payment of debts totaling $138,400

 Shortly after the closing of the GeoDrill Transaction, the Company entered into a Sale/ Lease-back Arrangement with Mitcham Industries, Inc. Proceeds from the sale of equipment was $300,000 cash which was used to pay acquisition costs and working capital needs. The acquisition will increase the amount of equipment that Southern will use in its seismic services business by 50%.




Results of Operations

Analysis for the Three (3) months ended June 30, 2001 compared to three
(3) months ended June 30, 2000

Revenues were approximately $ 1,355,427 and $276,255 for the three months ended June 30, 2001 and 2000 respectively. This represents a 390% increase over the same period last year. General and Administrative expenses were $ 374,367 and $ 282,312 for the three (3) months ended March 31,2001 and 2000, respectively. This represents an increase of $92,055 or 32.6 % for the period. The company's operating income showed a loss of $ 385,673 for the three (3) months ended June 30,2001 as compared to a loss of $ 203,467 for the same period in 2000. Net income also showed a loss of $ 385,673 for three (3) months ending June 30,2001 as compared to a loss of $ 140,818 for the same period in 2000. Increased revenues were a direct result of increased activity, however, margins remained low because of competition for contracts. Also, since the company bills for services on a per foot-drilled basis, The company is at risk for any weather related delays. The company is making every effort to mitigate these types of delays in the future by applying more equipment to certain jobs in order to "catch-up" on contracts when weather permits.

Analysis for the six (6) months ended June 30, 2001 compared to six (6) months ended June 30, 2000

Revenues were approximately $ 1,773,159 and $640,676 for the six months ended June 30,2001 and 2000 respectively. This represents an increase of 190% over the same period last year. General and Administrative expenses were $548,679 and $ 471,050 for the six (6) months ended June 30,2001 and 2000, respectively. This represents an increase of $87,245 or 16.48 % for the period. The company's operating income showed a loss of $924,244 for the six (6) months ended June 30,2001 as compared to a loss of $ 654,009 for the same period in 2000. Net income also showed a loss of $ 924,244 for six (6) months ending June 30,2001 as compared to a loss of $ 466,745 for the same period in 2000. Increased revenues were a direct result of increased activity, however, margins remained low because of competition for contracts. Also, since the company bills for services on a per foot-drilled basis, The company is at risk for any weather related delays. The company is making every effort to mitigate these types of delays in the future by applying more equipment to certain jobs in order to "catch-up" on contracts when weather permits.

Liquidity and Capital Resources

As of June 30, 2001, the Company had a working capital deficit of $2,328,442 as compared to a deficit of $1,403,552 for the same period in 2000. This number does not take into consideration the conversion of a significant portion of bank debt to equity which occurred in August 2000. The company feels that upon completion of the Blaylock Financing, which is now scheduled to close in July 2001, the Company will have sufficient working capital to apply to development drilling and other capital requirements of the company as well as pay off its outstanding debts.




PART II
-------

ITEM - 1 LEGAL PROCEEDINGS

N-Vision Technology, Inc. is currently not involved in any litigation or dispute regarding its activities.

From time to time the company is involved in various legal proceedings and claims with regard to its field operations. These are incidental to the conduct of its business and the company believes that none of these proceedings, even if adversely determined against the company, would have a material effect on the financial condition, results of operations or cash flow.


ITEM - 2  CHANGES IN SECURITIES

During May and June, the Company sold a Debentures and Common stock package to eight (8) Accredited Investors as prescribed under the definition prescribed in Rule 506 and Section 4(6) of Regulation D. The total Transaction consisted of the sale of 160,000 Short-Term Debentures, 408,000 shares of Unregistered Common Stock and 408,000 Two-year Warrants to Purchase stock at a price of $1.00 / share. Total consideration to the company from this sale was $160,000.


ITEM - 3  DEFAULTS UPON SENIOR SECURITIES

On June 15, 2001, the Bank Notes with Regions Bank, an affiliate of the Company, Matured and became due. The Bank has indicated it's willingness to carry these notes and accrue interest until such time as the company obtains alternate financing or completes an Equity offering as is anticipated with the Blaylock financing package.

ITEM - 4  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS - None

ITEM - 5  OTHER INFORMATION - None



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