Form 10QSB
period 2001-09-30
N VISION TECHNOLOGY INC
filed 2001-11-13
CIK 859917

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


         (Mark One)
              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended September 30, 2001
                               -----------------

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

Yes  [ ]      No   [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                            Outstanding at September 30, 2001
  ----------------------------               -----------------------------
  Common Stock, $.01 par value                          15,426,566

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

Item 3:        Defaults Upon Senior Securities........................15

Item 4:        Submission of Matters to a Vote of Security Holders....15

Item 5:        Other Information......................................15

Item 6:        Exhibits and Reports on Form 8-K.......................16

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

The unaudited balance sheet of the Registrant as of September 30, 2001 and the audited balance sheet of the Registrant as of December 31, 2000 along with the related un-audited statements of operations, changes common stockholders' deficit and cash flows for the three month periods ended September 30, 2001 and 2000, are attached hereto and incorporated herein by this reference.

Operating results for the quarter ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

--------------------------------------------------------------------------------

N-VISION TECHNOLOGY, INC.& SUBSIDIARIES
Condensed Consolidated Balance Sheet
(in dollars)




ASSETS                             September 30, 2001          Dec. 31, 2000
                                   ------------------          --------------
                                         (Unaudited)               (Audited)
CURRENT ASSETS:
Cash                                 $    (32,779)             $     34,825
Accounts Receivable-Net of allowance      814,244                 1,009,131
   for doubtful accounts of $20,847
Other Receivables                           6,751                     9,562
Prepaid expenses                            7,647                    53,642
Accrued Income                            408,080
                                     -------------             -------------
                                     $  1,203,943              $  1,107,160
                                     -------------             -------------
PROPERTY & EQUIPMENT
Equipment                            $  2,461,554              $  2,029,668
Furniture and Fixtures                    214,445                   213,556
Automobile and trucks                     537,838                   486,469
Other                                     229,876                    12,996
                                     -------------             -------------
Fixed Assets                            3,443,713                 2,742,659
Less Accumulated Depreciation          (1,799,837)               (1,333,852)
                                     -------------             -------------
Net Property and Equipment           $  1,643,876              $  1,408,807
                                     -------------             -------------
OTHER ASSETS:
Cost in excess of assets acquired         548,440                   636,322
Deposits and other assets                 419,022                    64,620
                                     -------------             -------------
Total Other Assets                   $    967,462               $   703,942
                                     -------------             -------------
TOTAL ASSETS                         $  3,815,281              $  3,219,909
                                     =============             =============

LIABILITIES & OWNERS EQUITY


CURRENT LIABILITIES:
Accounts Payable                     $  2,021,418              $  1,346,932
Payroll Taxes payable                     352,812                   246,952
Sales Tax obligation                      307,297                   217,540
Notes Payable Regions Bank
  Equipment                               625,000                   625,000
  Term Loan                               319,473                   302,342
Notes Payable Others                      752,898                   268,238
Accrued expenses                          232,464                   457,082
Current portion of long term debt         160,000                    27,000
                                     ------------              ------------
TOTAL CURRENT LIABILITIES            $  4,771,362              $  3,491,086

LONG-TERM DEBT
Debentures Payable                   $    550,000              $    550,000
Automobile Notes                           60,567                    18,834
                                     ------------              ------------
TOTAL LONG TERM DEBT                 $    610,567              $    568,834
                                     ------------              ------------
TOTAL LIABILITIES                    $  5,381,929              $  4,059,920
                                     ------------              ------------
OWNER'S EQUITY:
Common Stock                         $    165,742                   128,110
Preferred Stock                           150,000                         0
Additional Paid in Capital              2,142,171                 1,823,698
Retained Earnings                      (4,024,562)               (2,791,819)
                                     ------------              ------------
TOTAL OWNER'S EQUITY                 $ (1,566,648)             $   (840,011)
                                     ------------              ------------
TOTAL LIABILITIES & OWNER'S EQUITY   $  3,815,281              $  3,219,909
                                     ============              ============

See accompanying notes to consolidated condensed financial statements.
-----------------------------------------------------------------------------


N-VISION TECHNOLOGY, INC.& SUBSIDIARIES
Condensed Consolidated Statement of Income
(in dollars)

--------------------------------------------------------------------------------

                                         For the three months ended
                                  September 30, 2001    September 30, 2000
                                  ------------------    ------------------
                                      (Unaudited)         (Unaudited)


INCOME:
Sales                                $   1,544,557       $   1,255,253
Cost of Sales                           (1,309,372)           (924,835)
                                     -------------       -------------
GROSS PROFIT                         $     235,184      $      330,418


OPERATING EXPENSES:
Salaries                             $      41,130       $     157,719
Depreciation & Amortization                163,446              36,459
G&A Expenses                               325,192             377,346
Compensation expense                             0             560,000*
Interest Expense                            95,782             290,860
Accounting/Legal                             9,654              58,937
                                     -------------       -------------
TOTAL OPERATING EXPENSES             $     635,209       $   1,481,321
                                     -------------       -------------
OPERATING INCOME (LOSS)              $    (400,024)      $  (1,150,903)
                                     -------------       -------------

Deferred Taxes                                   0             (22,778)
                                     -------------       -------------
NET INCOME (LOSS)                    $    (400,024)      $  (1,173,681)*
                                     =============       =============
BASIC EARNINGS/(LOSS) PER SHARE             ($.026)             ($.057)*
WEIGHTED AVERAGE COMMON SHARES          15,426,566          10,789,695

*one time expense item converted to equity at year end 2000



                                         For the nine months ended
                                  September 30, 2001   September 30, 2000
                                  ------------------   ------------------
                                      (Unaudited)         (Unaudited)

INCOME:
Sales                                $   3,317,716       $     640,676
Cost of Sales                           (2,712,551)           (494,769)
                                     -------------       -------------
GROSS PROFIT                         $     605,164      $      145,907


OPERATING EXPENSES:
Salaries                             $     186,065       $     207,031
Depreciation & Amortization                409,853              72,918
G&A Expenses                               873,871             957,774
Compensation expense                             0             560,000*
Interest Expense                           277,951              23,328
Accounting/Legal                           181,692              25,589
                                     -------------       -------------
TOTAL OPERATING EXPENSES             $   1,929,433       $   2,281,237
                                     -------------       -------------
OPERATING INCOME (LOSS)              $  (1,324,268)      $  (1,804,912)
                                     -------------       -------------

Deferred Taxes                                   0             187,264
                                     -------------       -------------
NET INCOME (LOSS)                    $  (1,324,268)      $  (1,640,426)*
                                     =============       =============
BASIC EARNINGS/(LOSS) PER SHARE             ($.086)              ($.10)*
WEIGHTED AVERAGE COMMON SHARES          15,426,566          10,789,695



See accompanying notes to consolidated condensed financial statements.
---------------------------------------------------------------------------

                           N-VISION TECHNOLOGY, INC.
                Condensed Consolidated Statement of Cash Flow

---------------------------------------------------------------------------

                                  September 30,2001
                                  -----------------
Net Income (Loss)                    $  (1,324,268)

ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH USED IN OPERATIONS BY OPERATIONS

Depreciation & Amortization          $     409,853



CHANGES IN CURRENT ASSETS AND LIABILITIES
Accounts Receivable, net             $     814,244
Other Assets                               358,884
Accounts Payable/Accrued Liabilities      (442,872)
                                     -------------
TOTAL ADJUSTMENTS                    $     730,256
                                     -------------
NET CASH FROM OPERATIONS             $    (184,159)
                                     -------------

CASH FLOWS FROM INVESTING:
Cash acquired in Southern 3-D merger $
Net book value of property disposed        (42,751)
Additions to property and equipment              0
                                     -------------
NET CASH FROM INVESTING              $     (42,751)
                                     -------------

CASH FLOWS FROM FINANCING:
Repayment of short & long term debt  $           0
Long term borrowing

                                     -------------
NET CASH FROM FINANCING              $     (42,751)
                                     -------------
NET INCREASE (DECREASE) IN CASH      $    (141,408)

CASH AT BEGINING OF PERIOD           $     108,609
                                     -------------
CASH AT END OF PERIOD                $     (32,799)
                                     =============

See accompanying notes to consolidated condensed financial statements.
---------------------------------------------------------------------------



                          N-VISION TECHNOLOGY, INC.
                Notes to Consolidated Financial Statements



ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The Company is including the following cautionary statement to take advantage of the "safe harbor" provision of the Private Securities Litigation Reform
Act of 1995 for anyforward-looking statement made by, or on behalf of, the Company. The risk factors identified in this cautionary statement are important factors but certainly not all the factors that could cause actual results to differ materially from those expressed in any such forward-looking statements. The Company cautions that, while it believes that the opinions expressed or
the assumptions used in any forward-looking statements are      reasonable
and are made in good faith, actual results may vary and the differences may be materially significant.


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

On December 19, 2000 N-Vision Technology, Inc. a Nevada corporation, was merged into Ponder Industries, Inc., a publicly traded Delaware corporation, and the name of Ponder, the Delaware corporation, was changed to N-Vision Technology, Inc. All liabilities of Ponder were either discharged or assumed by a Liquidating Trust and all assets were liquidated for the benefit of creditors. On December 19, 2000, the Amended Plan of Reorganization and Merger was approved by the Court and N-Vision became a publicly traded company domiciled inDelaware trading under the symbol, "NVSN".




Significant Events

On March 1, 2001, the Company entered into a Letter of Intent to acquire Fremont Exploration, Inc., an oil and gas development company, which operates approximately 100 wells in Texas and Oklahoma. On April 20, 2001, a Definitive Purchase and Sale Agreement was signed whereby N-Vision agreed to purchase from Fremont, 91 wells with estimated reserves of 582,684 barrels of oil and 5.26 Bcfg. Total consideration to be paid to Fremont is $8,150,000 cash and 500,000 shares of N-Vision Technology, Inc. common stock. The transaction was scheduled for closing in June 2001. Due to the recent recession and the downturn in oil and gas prices, financing for the proposed transaction could not be arranged and therefore, as of July 23, 2001, the company defaulted on its commitment to close the Fremont transaction and according to the terms of the Agreement, forfeited its down payment of 600,000 shares of N-Vision Technology, Inc. common stock.

On March 7, 2001, the company retained the services of Blaylock & Partners L.P. to act as financial advisor and placement agent on behalf of the company. The company was to issue a total of $22.5 million in a private placement consisting of$10 million of Senior Secured Debt and $12.5 million in Convertible Preferred stock in conjunction with the Fremont transaction. Funding was not obtained for the transaction by Blaylock and the Agreement was terminated on September 7, 2001.

Simultaneously with the closing of the Blaylock Financing package and the Fremont Acquisition, the Company planned to acquire the assets of WorldWide Drilling for $1,700,000 cash. Since funding was not secured through Blaylock, the acquisition was not completed. The company had previously issued 150,000 shares of N-Vision Technology, Inc. common stock to the owners of WorldWide for the exclusive rights to negotiate the acquisition.






Results of Operations

Analysis for the Three (3) months ended September 30, 2001 compared to three
(3) months ended September 30, 2000

Revenues were approximately $ 1,544,557 and $1,255,253 for the three (3) months ended September 30,2001 and 2000 respectively. This represents a 23% increase over the same period last year. General and Administrative expenses were $325,192 and $377,346 for the three (3) months ended September 30,2001 and 2000, respectively. This represents a decrease of $52,154 or 13.82 % for the period. The company's operating income showed a loss of $ 400,024 for the three
(3) months ended March 31,2001 as compared to a loss of $590,903 for the same period in 2000. Net income also showed a loss of $400,024 for three (3) months ending March 31,2001 as compared to a loss of $ 613,681 for the same period in 2000. Increased revenues were a direct result of increased activity, however, margins remained low because of competition for contracts. Also, since the company bills for services on a per foot-drilled basis, The company is at risk for any weather related delays. The company is making every effort to mitigate these types of delays in the future by applying more equipment to certain jobs in order to "catch-up" on contracts when weather permits.


Analysis for the nine (9) months ended September 30, 2001 compared to nine
(9) months ended September 30, 2000

Revenues were approximately $ 3,317,716 and $ 1,895,929 for the nine (9) months ended June 30,2001 and 2000 respectively. This represents a 75% increase over the same period last year. General and Administrative expenses were $ 873,871 and $957,774 for the nine (9) months ended September 30,2001 and 2000, respectively. This represents a decrease of $83,903 or 8.76 % for the period. The company's operating income showed a loss of $1,324,268 for the three (3) months ended September 30,2001 as compared to a loss of $ 1,244,912 for the same period in 2000. Net income also showed a loss of $ 1,324,268 for three (3) months ending September 30,2001 as compared to a loss of $1,080,426 for the same period in 2000.



Liquidity and Capital Resources

As of March 31, 2001, the Company had a working capital deficit of $3,592,397 as compared to a deficit of $411,083 for the same period in 2000. The company will attempt to secure a new credit facility for its operating company, Southern 3-D Exploration, Inc., in order to free up the receivables of the company to provide working capital as well as reorganize the debts of the company. Alternatively, the company may seek to sell this subsidiary to a larger company with the ability to provide capital for on-going operations.



PART II
-------

ITEM - 1  LEGAL PROCEEDINGS

N-Vision Technology, Inc. is currently not involved in any litigation or dispute regarding its activities.

From time to time the company is involved in various legal proceedings and claims with regard to its field operations. These are incidental to the conduct of its business and the company believes that none of these proceedings, even ifadversely determined against the company, would have a material effect on the financial condition, results of operations or cash flow.


ITEM - 2  CHANGES IN SECURITIES - None

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