Form 10-Q
period 2013-09-30
RAPID FIRE MARKETING, INC.
filed 2014-02-11
CIK 859917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0000859917

RAPID FIRE MARKETING, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-0214836
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1802 N. Carson Street Carson City, NV	89701
(Address of Principal Executive Offices)	(Zip Code)

(775) 461-5127

(Issuer’s Telephone Number, Including Area Code)

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of a “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check One)

[ ] Large Accelerated Filer	[ ] Accelerated Filer

[ ] Non-accelerated Filer (do not check if smaller reporting company)	[x] Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

As of December 27, the Company had 2,560,113,736 shares of its common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

RAPID FIRE MARKETING, INC
Balance Sheets (unaudited)
September 30, 2013 and December 31, 2012
	As of September 30,	As of December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$1,812	$1,722
Accrued interest	13,554	4,012
Prepaid expense	—	20,000
Inventory	132,596	145,526
Deposit on inventory	214,175	214,175
Total current assets	362,137	385,435
Total assets	$362,137	$385,435

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable and accrued liabilities	157,961	105,710
Notes payable	23,500	14,000
Total current liabilities	181,461	119,710

Stockholders' Equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, 7,790,150 and 10,790,150 shares issued and outstanding, respectively	7,790	10,790
Common Stock, $0.001 par value 2,000,000,000 shares authorized, 2,330,113,736 and 1,550,113,736 shares issued and outstanding, respectively	2,330,114	1,550,114
Stock to be issued	10,000	571,518
Additional paid-in capital	12,822,769	12,651,416
Stock subscription receivable	(1,199,233)	(1,450,000)
Accumulated deficit	(13,790,764)	(13,068,113)
Total stockholders' equity	180,676	265,726

Total liabilities and stockholders' equity	$362,137	$385,435

The accompanying notes are an integral part of these financial statements.

Table of Contents	-1-

RAPID FIRE MARKETING, INC
Statements of Operations (unaudited)
For the Three and Nine Months ended September 30, 2013 and 2012

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2013	2012	2013	2012

Sales	$3,242	$22,788	$16,788	$25,625

Cost of sales	1,166	6,361	5,343	10,796

Gross profit	2,076	16,427	11,445	14,829

Operating expenses
Sales and marketing	16,971	59,922	96,173	77,737
Research and development	—	335	—	335
General and administrative	91,124	120,666	260,133	252,264
Stock for services	—	64,500	48,353	1,446,500
Total operating expenses	108,095	245,423	404,660	1,776,835

(Loss) from operations	(106,019)	(228,996)	(393,215)	(1,762,006)

Other income (expense)
Interest income	3,023	358	9,542	358
Interest expense	(178)	—	(496)	—
Gain (loss) on shares issued	12,305	—	(338,482)	—
Non-business activity	—	(28,722)	—	(251,791)

Total other income (expense)	15,150	(28,364)	(329,436)	(251,434)

(Loss) income before income taxes	(90,869)	(257,360)	(722,651)	(2,013,440)
Income taxes	—	—	—
Net (loss) income attributable to common shareholders	$(90,869)	$(257,360)	$(722,651)	$(2,013,440)

Net (Loss) per share from operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Basic weighted average number of shares of common stock outstanding	1,885,113,886	911,063,355	1,785,586,108	293,988,022

The accompanying notes are an integral part of these financial statements.
Table of Contents	-2-

RAPID FIRE MARKETING,INC
Statements of Cash Flows (unaudited)
Nine Months Ended September 30, 2013 and 2012

	2013	2012
Cash flows from operating activities
Net (loss) income	$(722,651)	$(2,013,440)
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Increase in accrued interest receivable	(9,542)	(358)
Non business loss without cash outflow	—	82,000
Stock for service	48,353	1,446,500
Loss on share issued	338,482	—
Changes in operating assets and liabilities:
(Increase) decrease in Accounts Receivable	—	(13,172)
(Increase) decrease in Prepaid Expense	20,000	—
(Increase) decrease in Inventory	12,930	(24,289)
Increase in Accounts Payable	52,251	55,107
Net cash used by operating activities	(260,177)	(467,650)

Cash flows from financing activities:
Proceeds from note payable	9,500	—
Stock Subscription receivable	250,767	50,000
Common stock issued for cash	—	438,800
Net cash provided by financing activities	260,267	488,800

Net increase in cash	90	21,150
Cash at beginning of period	1,722	3,327
Cash at end of period	$1,812	$24,477

SUPPLEMENTARY CASH FLOW INFORMATION:
Income taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these financial statements.
Table of Contents	-3-

 RAPID FIRE MARKETING, INC

Notes to Financial Statements

September 30, 2013

Note 1 -   Organization and Description of Business

Rapid Fire Marketing, Inc. (the “Company” or “RFMK”) was incorporated under the laws of the state of Delaware in 1989 as G.D.E. Search Corporation. In 2001 the Company changed its name to N-Vision Technology. In July 2007 the Company changed its name to Rapid Fire Marketing, Inc.

The Company sells Bionic cigarettes, which operates much the same way as an actual cigarette but instead of smoke, a nicotine vapor is produced that is tar and odor free. The Bionic cigarette is also free of most of the harmful chemicals found in burning of actual cigarettes. The Company also provides full service marketing, consulting and management services primarily for the medical cannabis industry under proposition 215 of the California legislature related to the legal dispensing of medical marijuana.

Note 2 -   Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly- liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Inventory

Inventory consists of finished product, Bionic cigarettes valued at the lower of cost or market valuation under the first-in, first- out method of costing.

Depreciation of Fixed Assets

Fixed assets are stated at cost and depreciated, net of salvage value, using the straight-line method over the estimated useful lives of the assets. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred.

Revenue Recognition

The Company generates revenue from consulting services which are recognized when the service is completed pursuant to a consulting agreement. For product sales of Bionic cigarettes revenue is recognized when the purchase is complete and shipment has occurred.

Table of Contents	-4-

Stock-Based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. The Company granted stock awards, at market value, to its advisors for services rendered. Accordingly, stock-based compensation has been recorded to date.

Income Taxes

Income taxes are provided in accordance with Codifications topic 740, “Income Taxes”, which requires an asset and liability approach for the financial accounting and reporting of income taxes. Current income tax expense (benefit) is the amount of income taxes expected to be payable (receivable) for the current year. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. Deferred income tax expense is generally the net change during the year in the deferred income tax asset and liability. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be “more likely than not” realized in future tax returns. Tax rate changes and changes in tax law are reflected in income in the period such changes are enacted.

Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of the balance sheet dates the Company had no outstanding warrants.

Note 3 -   Note Receivable

As of September 30, 2013, the Company held 29 notes receivable (the “Notes”) from one issuer totaling $1,450,000 related to the sale of Preferred Stock. The principal balance outstanding under the Notes bears interest at the rate of 1.0% per annum. The entire unpaid principal balance, interest and any other charges due and payable under these Notes will become due and payable 29 months from the date of issuance (September 21, 2012). The Notes deemed not due and payable should the Company not have either 1) a registration statement on file and effective with the SEC covering the underlying common shares issuable as a result of the Preferred Shares, or 2) that the underlying common shares are eligible for trading under the then current Rule 144 as promulgated by the Securities of Act of 1933, as amended. The Company is also required to maintain adequate coverage of Authorized shares, and must have the ability to issue common shares to the holder of the Preferred Shares in electronic format. Other customary events of default also apply.

Note 4 -   Stockholders’ Equity

Preferred Stock

During the nine months ended September 30, 2013, the Company converted 3,000,000 of preferred shares into 90,000,000 common shares.

Table of Contents	-5-

Common Stock

During the nine months ended September 30, 2013, the Company issued 780,000,000 shares of common stock. Of this amount 43,089,214 shares were issued for services; 90,000,000 shares of stock were issued from the conversion of 3,000,000 shares of preferred stock, and the balance of 646,910,786 shares were issued for a settlement of debt valued at $561,518.

Note 5 -   Related Party Transactions

On March 28, 2013 Company executed a 3% convertible note with a shareholder for $9,500. The note is due within one year.

Table of Contents	-6-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. Our actual results or actions may differ materially from these forward-looking statements for many reasons. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.

Our Business

The core business of Rapid Fire Marketing is the sale of vapor inhalers. The vapor inhaler is the base technology for the CANNAcig product. At this time, we are intend to develop additional products based on vapor inhaler technology including, the Pocket Puffer, and the Power Pocket Puffer. We believe vapor inhalers have the biggest opportunity in the retail markets where it is sold without the active ingredient. Accordingly, we do not sell any units with active ingredients.

We are a vapor inhaler development and sales company that provides the best solution for vaporizing nicotine, THC (tetrahydrocannabinol) for the medical marijuana industry and herbs for casual users. We believe our technology is a healthier alternative for smokers and medical marijuana users all around the world.

Our target customer is an individual who uses nicotine, medical marijuana and herbs for vaporization. These individuals are seeking a device that will not leak, get excessively hot or otherwise be deficient. Our units are set up and ready to use right out of the box.

The Company’s objectives are consumer focused:

(a)	Create and continue to create the most innovative vaporizer products on the market.

(b)	Develop customer and brand loyalty, by creating the most innovative cost-effective products on the market, and using that customer loyalty to develop renewable payment revenue streams.

(c)	To dominate the market by reaching profitability quickly and using that profit as re-investment into new product development, market share strategies and customer loyalty programs.

The key day-to-day processes that our business performs to serve our customers are as follows:

(a)	Product Development: The CANNAcig has been fully developed and tested by an independent and unrelated third party. Initially, the product was sold in retail smoke shops in Arizona and California, as well as online. A one-time sale through a distributor (GotVape.com) was conducted as well. However over time, all sales have been conducted online through an independent contractor who owns theCANNAcig.com.

(b)	Sales: Through the CANNAcig.com

(c)	Marketing: Internet marketing, social media, E-mail, news and press releases and a variety of other marketing methods.

(d)	Customer Service: Customer Service is managed directly in-house to resolve any customer questions or concerns.

Our relevant market is large enough for our company to enjoy potential success given the current size of the electronic cigarette and vaporizer markets. In addition, because there are few competitors, we believe we can be successful in capturing a large market share in the electronic cigarette and vaporizer industries.

Table of Contents	-7-

Plan of Operations

As the Company has limited cash flow from operations, its ability to maintain normal operations is entirely dependent upon obtaining adequate cash to finance its overhead, research and development activities, and acquisition of production equipment. For the last three years, the Company has raised capital to finance operations through sale of equity, short-term debt in which its obligations were paid immediately, product financing and issuance of equity for services. It is unknown when, if ever, the Company will achieve a level of revenues adequate to support its costs and expenses.

Because of the Company’s history there is considerable doubt that the Company will be able to obtain additional financing if needed. The Company spends approximately $40,000 per month currently, and projects that with adequate funding will need $1,200,000 in a twelve month period to support normal operations. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements, which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

In order for the Company to meet its basic financial obligations, including salaries and normal operating expenses, it plans to sell additional units of its products, and to seek additional equity or debt financing. The Company has a commitment for $1,500,000 in financing from Ironridge Global, an international fund, in the form of preferred equity purchase. To date we have received $250,000, or 5 tranches, with approximately 25 subsequent monthly tranches remaining of $50,000, or $1,250,000. The Company cannot assure this will be adequate financing to meet the needs of the Company over the next 12 months or through the 2.5 years of payments due.

The Company is continuing its efforts to obtain customers for its products, expand its sales efforts worldwide and expand the industries it targets for possible customers. The Company also has future plans for additional products, and revisions to its current products. In support of this the Company plans to hire additional personnel who have the industry experience and the training so that they can be immediately effective in the building of the Company. The Company retains most design, product configuration, and technical engineering resources “in-house.” The Company will continue to develop new products over the next twelve months and will plan to invest a certain amount of funds to product development, although at this time, we do not believe that will be a considerable material in relation to the overall expenses of the Company.

The Company does not plan on a large equipment purchase or a significant change to the number of employees over the next twelve months. The Company does plan to implement a contract sales force to help distribute its products through retail outlets in the 17 states where its products are legally sold.

Results of Operations

Sales and marketing	16,971	59,922	96,173	77,737

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Sales for the three months ended September 30, 2013, were $3,242, a decrease of $19,546 or 86%, as compared to $22,788 for the three months ended September 30, 2012. The decrease was due to limited funds available for marketing, as well as our inability to fully maintain and staff the sales function, and the related marketing support. We also incurred direct costs of $1,166 and $6,361 related to sales during the three months ended September 30, 2013 and 2012, respectively.

We incurred operating expenses of $108,095 during the three months ended September 30, 2013, a decrease of $137,328 or 56%, as compared to $245,423 for the three months ended September 30, 2012.

Sales and marketing expenses were $16,971 for the period ended September 30, 2013, a decrease of $42,951 or 72% over the prior period. General and administrative expenses were $91,124 for the period ended September 30, 2013, a decrease of $29,542 or 24% over the prior period. These decreases in costs were due primarily to a decrease in professional fees. Stock for services expense was $0 for the period ended September 30, 2013, as compared to $64,500 for the three months ended September 30, 2012.

Table of Contents	-8-

Nine Months ended September 30, 2013 Compared to Nine Months ended September 30, 2012

Sales for the nine months ended September 30, 2013, were $16,788, a decrease of $8,837 or 34%, as compared to $25,625 for the nine months ended September 30, 2012. The decrease was due to limited funding in the recent quarter, while we are able to spend more in the first and second quarter of 2013. We expect that our funding resources will allow for a more consistent and growing investment in our sales and marketing in future periods.. We also incurred costs of $5,343 and $10,796 related to sales during the nine months ended September 30, 2013 and 2012, respectively.

We incurred operating expenses of $404,660 during the nine months ended September 30, 2013, a decrease of $1,372,175 or 77%, as compared to $1,776,835 for the nine months ended September 30, 2012. The main reason is the reduction of stock for service expense to $48,353 from $1,446,500 in the prior period.

Sales and marketing expenses were $96,173 for the period ended September 30, 2013, an increase of $18,437 or 24% over the prior period. General and administrative expenses were $260,133 for the period ended September 30, 2013, an increase of $7,869 or 3% over the prior period.

Liquidity and Capital Resources

We used cash of $260,177 in our operating activities in the nine months ended September 30, 2013, compared to $467,650 in the same period in 2012. During the nine months ended September 30, 2013 our use of cash was offset by $48,353 by the payment of services with equity, and loss on shares issued of $338,482.  During the nine months ended September 30, 2013, the changes in operating assets and liabilities included decrease in prepaid expenses of $20,000, inventory of $12,30, and account payable of $52,251.

Our financing activities provided cash of $260,267 in the nine months ended September 30, 2013 compared to $488,800 in the same period in 2012. During the nine months ended September 30, 2013, we received proceeds of $250,767 from stock subscription receivable, and $9,500 from issuance of notes payable.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectability of accounts receivable, accounts payable, sales returns, and recoverability of long-term assets.

Cash and Cash Equivalents

Cash and cash equivalents represent cash and short-term, highly liquid investments with original maturities of three months or less.

Table of Contents	-9-

Property and Equipment

Property and equipment is stated at cost. The cost of additions and improvements are capitalized while maintenance and repairs are expensed as incurred. Depreciation of property and equipment is provided on a straight-line basis over the estimated useful lives of the assets, ranging from 3 to 5 years.

Revenue Recognition

Revenues from product sales are recorded when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) our price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured. Our policy is to report our sales levels on a net revenue basis, with net revenues being computed by deducting from gross revenues the amount of actual sales returns and the amount of reserves established for anticipated sales returns.

Our policy for shipping and handling costs billed to customers is to include these costs in revenue in accordance with ASC Topic 605, “Revenue Recognition,” which requires that all shipping and handling billed to customers should be recorded as revenue. Accordingly, we record our shipping and handling amounts within net sales and operating expenses.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, “Income Taxes”. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Stock-Based Compensation

We record stock-based compensation in accordance with ASC Topic 718, “Compensation - Stock Compensation.” ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. Under ASC Topic 718, volatility is based on the historical volatility of our stock or the expected volatility of the stock of similar companies. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

We use the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of options. Option-pricing models require the input of highly complex and subjective variables including the expected life of options granted and the expected volatility of our stock price over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of our employee stock options, it is management’s opinion that the Black-Scholes option-pricing model may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with ASC Topic 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Table of Contents	-10-

Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Basic net income or loss per share is computed by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants that are deemed “in the money” are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Also, under this method, convertible notes are treated as if they were converted at the beginning of the period. For all periods presented, the aforementioned securities were determined to be anti-dilutive and the number of shares used to determine basic and diluted earnings per share were the same.

Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide this information.

ITEM 3.  PROPERTIES.

The principal offices of Rapid Fire are located at 311 West Third St., Suite 1234, Carson City, NV, 89703. The Nevada Business center is contracted by Rapid Fire Marketing to forward mail to management, accounting and administrative personnel within the Company. The Nevada Business center also aids the Company with annual reports to the Nevada Secretary of State as well as other, smaller, administrative tasks. The Company has no assets within the Nevada Business Center.

Table of Contents	-11-

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2013, the Company issued 780,000,000 shares of common stock. Of this amount 43,089,214 shares were issued for services; 90,000,000 shares of stock were issued from the conversion of 3,000,000 shares of preferred stock, and the balance of 646,910,786 shares were issued for a settlement of debt valued at $561,518.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer of Rapid Fire Marketing, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2	Certification by the Chief Financial Officer of Rapid Fire Marketing, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1	Certification by the Chief Executive Officer of Rapid Fire Marketing, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification by the Chief Financial Officer of Rapid Fire Marketing, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statement of Stockholders Equity (Deficit) (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

Table of Contents	-12-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 30, 2013	RAPID FIRE MARKETING, INC.

	By:	/s/ Thomas Allinder
Name: Thomas Allinder
Title: President

Table of Contents	-13-