Form 10-K
period 2013-12-31
RAPID FIRE MARKETING, INC.
filed 2014-04-15
CIK 859917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-18656

RAPID FIRE MARKETING, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-0214836
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

311 West Third Street, Suite 1234

Carson City, NV 89703
Telephone: (775) 461-5127

(Address and telephone number of Registrant’s principal executive offices)

Nevada Business Center, LLC

311 West Third Street

Carson City, NV 89703
Telephone: (775) 461-5127

(Name, address, and telephone number of agent for service)

Copies of communications to:

Gregg E. Jaclin, Esq.

Szaferman, Lakind, Blumstein & Blader, P.C.

101 Grovers Mill Road

Lawrenceville, New Jersey 08648

Tel. No.: (609) 275-0400

 Fax No.: (609) 275-4511

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $0.001 Per Share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of a “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check One)

☐ Large Accelerated Filer	☐ Accelerated Filer

☐ Non-accelerated Filer (do not check if smaller reporting company)	☒ Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the OTC Bulletin Board on June 28, 2013, was $350,282.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of April 11, 2014, the Company had 2,789,513,042 shares of its common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

RAPID FIRE MARKETING, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

PART I

ITEM 1. BUSINESS

Overview

Rapid Fire Marketing, Inc. (“Rapid Fire,” “RFMK” or the “Company”) was incorporated under the laws of the state of Delaware in 1989 as G.D.E. Search Corporation. In 1990 the Company changed its name to Ponder Industries, Inc. In 2001, the Company changed its name to N-Vision Technology. On May 30, 2007, the Company merged with and into Rapid Fire Marketing, Inc., a Nevada Corporation (the “Merger”). As a result of the Merger, the Company became a Nevada corporation and changed its name to Rapid Fire Marketing, Inc. The Company’s current business plan is to sell vaporizers which includes a new dry herb vaporizer which will be available in mid 2014.

Principal Products and Services

The CANNAcig and Cumulus Vapor Inhalers

On November 29, 2011, we began development of a new product for the medical cannabis business. This product would be, in effect, an electronic cigarette that instead of vaporizing nicotine would vaporize THC (Tetrahydrocannabinol). A trademark for this product was filed in January of 2012 but on our trademark attorney’s advice, the trademark application was not pursued because the USPTO would deny the trademark. The Company began development of the CANNAcig Vapor Inhaler in April 2012, and currently obtains the product through outsourced manufacturers who have been selected and retained by the Company.

The CANNAcig and Cumulus Vapor Inhalers are for smokers and medical marijuana users around the world. The device uses vaporizer technology which makes the unit discreet, and we believe it may be a healthier alternative to actual smoking.

The CANNAcig and Cumulus Vapor Inhalers are smokeless. A user is able to consume vapor without all of the harmful effects of actual smoke. It is also nearly odor free, and can be used in public places. The consumer will no longer need to find a quiet and private place to "smoke."

The CANNAcig and Cumulus Vapor Inhalers allow the user to "draw" as much "smoke" as desired without the unit heating up and getting too hot, nor under normal circumstances will it leak or create a mess for the user. The biggest benefit of the CANNAcig/Cumulus vaporizer is the ability for the user to get the effect of smoking medical marijuana without the health and social risks involved with smoking. It closely simulates smoking and still delivers potent results, can be used in non-smoking areas, and overall costs significantly less compared to any type of traditional smoking activity. THC oils and other viscous liquids are typically available at medical marijuana collectives and are less expensive to use than obtaining rolling papers and dried cannabis. Unlike conventional cigarettes, vaporizers only contain nicotine or other active ingredient, as opposed to the hundreds of other harmful chemicals found in actual smoking. .

Vapor inhalers consist of three components: a battery, an atomizer and a loadable cartridge. The battery transfers energy to the atomizer. The atomizer heats the air drawn into the electronic device to a high enough temperature that it vaporizes the active agent in the replaceable cartridge. The vapor is then inhaled into the mouth and lungs fully simulating the smoking experience and delivering the essential components. The simulated "smoke" is just water vapor that evaporates in a few seconds which leaves no lingering odor.

The products are priced competitively with the industry. The only consumable items which will require replacement are the batteries and cartridges. The batteries are rechargeable but will need to be replaced after normal use in 3-6 months’ time. The cartridges that are pre-loaded for medical marijuana patients will need to be replaced by the user.

Pocket Puffer Dry Herbal Vaporizer

In February of 2013, in response to CANNAcig and Cumulus user feedback, the Company began development of the Pocket Puffer Dry Herbal Vaporizer. This unit has been in development and testing throughout 2013 and is expected to reach the market by mid-2014.

The rationale for development of a unique, feature-rich dry herbal vaporizer was twofold; dry herbs and dried blends are less expensive and easier to obtain than oils and waxes, and the lack of availability of quality dry herbal vaporizers. The Pocket Puffer is a superior, feature-rich unit and will be priced competitively.

The unique features of the Pocket Puffer Dry Herbal vaporizers are the large proprietary battery which provides the user with long battery life without the need to charge the unit frequently, two chambers for dried herbs or dried blends and three heat settings for use depending on the vaporization temperature of the specific dried herb or blend in use.

Bionic Cigs

In January 2010, Rapid Fire Marketing created the Bionic Cigs electronic cigarette division. The Company was looking to take advantage of the growing popularity of electronic cigarettes as a smoking cessation device. An electronic cigarette is defined as follows:

An electronic cigarette (or e-cigarette), personal vaporizer (PV), or electronic nicotine delivery system (ENDS) is an electronic inhaler meant to simulate and substitute for tobacco smoking. It generally utilizes a heating element that vaporizes a liquid solution. Some release nicotine, while some merely release-flavored vapor. They are often designed to mimic traditional smoking implements, such as cigarettes or cigars, in their use and/or appearance.

The benefits and risks of electronic cigarette use are currently uncertain, but they are likely safer than smoking tobacco. Laws vary widely concerning their use and sale, and are the subject of pending legislation and ongoing debate.

The Bionic Cigs division and website was closed in early 2014.

Medical Cannabis Management

The Company also provided full service marketing, consulting and management services under Medical Cannabis Management(“MCM”), (a division of Rapid Fire Marketing) for medical cannabis related businesses and entities.

On August 25, 2011, MCM commenced consulting services for non-profit organizations seeking to grow, cultivate and provide medical cannabis for use in California. However, by early 2012, the Company determined that it would be in the best interests of the Company to offer consulting services under MCM. As a result, the Company no longer provides consulting services.

Other Key Events

InboundMarketingPR

On August 3, 2011, the Company entered into an Asset Purchase Agreement to acquire 100% of InBoundMarketingPR PR. InBound Marketing PR was intended to become the marketing arm for RFMK to conduct Internet and social media marketing for Bionic Cigs, MCM as well as RFMK itself. The terms of the agreement were never completed, but assets of InBoundMarketingPR were retained. InBoundMarketingPR agreed to stay on as the marketing arm for Rapid Fire Marketing with no consideration. InboundMarketingPR would only be paid for leads that were subsequently closed, a contract finalized and payment received by Rapid Fire Marketing. InboundMarketingPR was unable to close any business and was not paid.

Otherside Health Management

On February 28, 2012, the Company entered into a distribution agreement with Otherside Health Management (“Otherside”) for distribution of the CANNAcig in the state of California, as well as facilitating distribution of the CANNAcig throughout the U.S. and abroad. Later in 2012, however, the Company terminated this agreement because sales began to decline and cash from sales were not sent to the Company in a timely manner.

Pyrenees Investments, LLC

On April 12, 2012, the Company entered into an agreement with Pyrenees Investments, LLC for consulting services related to becoming a fully reporting public company with a potential listing on a different exchange. The consulting services also include the establishment of operational procedures, sales and marketing channels and financial reporting and measurement. On May 21, 2012, this agreement was amended and extended until August of 2013, and on September 1, 2013 was again extended for one year.

Cheryl Shuman Agreement

On May 11, 2012, Rapid Fire Marketing executed an agreement with Cheryl Shuman. Under the terms of the agreement, Ms. Shuman serves as the media spokesperson for the Company and is to conduct marketing, public relations, product placement, consulting services for the Company.

Distribution Methods of our Products

Initially, distribution of products were to “smoke shops” in California and Arizona through business relationships with Otherside Health Management. Otherside also set up online sales of the CANNAcig at vinhaler.com. As discussed in the paragraph Otherside Health Management, sales began to decline and cash from sales were not sent to the Company in a timely manner. During its relationship with Otherside, Rapid Fire Marketing sold products through the website, vinhaler.com. These sales stopped when the relationship with Otherside was terminated.

Since September 2012, online sales have been conducted through another independent contractor who owns the domain “theCANNAcig.com”. The CANNAcig was also sold through a distribution agreement with GotVape.com for a one-time sale with the option of additional sales through a relationship with independent contractor, Cheryl Shuman.

New Products

Late in 2012 and into early 2013, many users of the CANNAcig expressed interest on “theCANNAcig.com” in a “dry” vaporizer. A “dry vaporizer” is a special unit which will vaporize plant material rather than oil. Considering that plant material is accessible much easier less expensive than oil, Rapid Fire Marketing decided to work with HexCorp to develop a dry vaporizer unit.

Pocket Puffer Dry Herbal Vaporizer

In February of 2013, in response to CANNAcig and Cumulus user feedback, the Company began development of the Pocket Puffer Dry Herbal Vaporizer. This unit has been in development and testing throughout 2013 and is expected to reach the market by mid 2014.

The rational for development of a unique, feature rich dry herbal vaporizer was twofold; dry herbs and dried blends are less expensive and easier to obtain than oils and waxes and the lack of availability of quality dry herbal vaporizers. The Pocket Puffer is a superior, feature rich unit and will be priced competitively.

The unique features of the Pocket Puffer Dry Herbal vaporizers are the large proprietary battery which provides the user with long battery life without the need to charge the unit frequently, two chambers for dried herbs or dried blends and three heat settings for use depending on the vaporization temperature of the specific dried herb or blend in use.

Competition

Our products, the CANNAcig and Cumulus vapor inhalers, are as small and discreet as most other vaporizers on the market. Some of our competitors have products that are larger and heavier than our vaporizers and require energy sources to operate. All vaporizers work in a similar way. Consequently, competition is based on brand development and recognition and price. The internet marketplace for smaller vaporizers is very competitive with many brands being offered. Examples of the major competitive brands that we compete against are:

▪	Cannabee and the eJoint ®.

▪	Grenco Science™ and the G Pen and Micro G.

▪	Atmos Raw Vape.

Below are links to three competitors and their disposable lines:

▪	http://www.cannabee.com/

▪	http://www.grencoscience.com/

▪	http://www.atmosrawvaporizer.com/

Intellectual Property

We anticipate that over time, with the development of our new line of products, the Company will implement more stringent procedures to protect our trademarks, copyrights and intellectual property. Currently, the Company is in the process of developing a trademark for the Pocket Puffer Dry Herb Vaporizer.

We intend to enter into confidentiality agreements with our employees, consultants, vendors and customers. We also intend to enter in to non-disclosure agreements with partners seeking to do business with us, represent us, distribute our products or help us in capitalization and public awareness.

Governmental Regulation

Currently, there are twenty states plus the District of Columbia that have laws and regulations that recognize in varying circumstances the legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering legislation to similar effect. As of the date of this writing, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of Rapid Fire to invest in or buy products from Rapid Fire. Active enforcement of the current federal regulatory position on cannabis may thus adversely affect revenues and profits of the Company.

In the future, the manufacturing, processing, testing, packaging, labeling and advertising of the products that we distribute may be subject to regulation by one or more U.S. federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the CSA and UL in North America, the United States Department of Agriculture, the Environmental Protection Agency, the standards provided by the United States Public Health authority and the World Health Organization for Drinking Water. These activities may also be regulated by various agencies of the states, localities and foreign countries in which consumers reside.

Research and Development

In 2013 and 2012, the Company spent $110,175 and $335 on research and development of new products. We believe that as a result of the money we are devoting to research and development, our products are more now competitive, easier to use than earlier products, and more inexpensive to manufacture.

Employees

As of April 11, 2014, our sole officer and director, Thomas Allinder, is our only full time employee.

Executive Offices

Our principal executive offices are located at 311 West Third St., Suite 1234, Carson City, NV, 89703.  Our telephone number is 775-461-5127.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. PROPERTIES

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

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUTY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of April 11, 2014, the closing price of our common stock was $0.004.

Our common stock is listed to trade on the OTC Pink Limited tier of the OTC Markets under the symbol “RFMK.” The following table reflects the high and low bids for our common stock for periods indicated. The quotations reflect high and low bid price on a daily basis and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal year ended December 31, 2012
January 1 to March 31, 2012	$0.0093	$0.0024
April 1 to June 30, 2012	$0.0047	$0.0015
July 1 to September 30, 2012	$0.0031	$0.0008
October 1 to December 31, 2012	$0.0038	$0.0011
Fiscal year ended December 31, 2013
January 1 to March 31, 2013	$0.0038	$0.0013
April 1 to June 30, 2013	$0.0017	$0.0008
July 1 to September 30, 2013	$0.0010	$0.0004
October 1 to December 31, 2013	$0.0005	$0.0002

Holders

As of April 11, 2014, there were approximately 61 holders of record of our common stock, and an indeterminate number of holders of unrestricted shares.

Dividends

We have not declared cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Unregistered Sales of Equity Securities

The following is a summary of transactions by us during the year ended December 31, 2013, involving sales of our securities that were not registered under the Securities Act. Each sale was exempt from registration under either Section 4(2) of the Securities Act or Section 3(a)(9) of the Securities Act because (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each investor was given the opportunity to ask questions and receive answers concerning the terms of and conditions of the offering and to obtain additional information; (iv) the investors represented that they were acquiring the securities for their own account and for investment; and (v) the securities were issued with restrictive legends where required.

In February 2013, the Company issued 90,000,000 shares of stock from the conversion of 3,000,000 shares of preferred stock.

In October 2013, the Company issued 150,000,000 shares of common stock of the Company to one vendor. The shares were issued for services. The overall value was determined to be $40,000.

During the year ended December 31, 2013, the Company issued 974,399,306 shares of common stock of the Company to one holder. The shares were issued as settlement of debt. The overall value was determined to be $561,518.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable as we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Business

The core business of Rapid Fire Marketing is the development and sale of vapor inhalers. The vapor inhaler is the base technology for the CANNAcig and Cumulus product. At this time, we are developing additional products based on vapor inhaler technology including, the Pocket Puffer. We believe vapor inhalers have the biggest opportunity in the retail markets where it is sold without the active ingredient. Accordingly, we do not sell any units with active ingredients.

We are a vapor inhaler development and sales company that provides the best solution for vaporizing herbs, oils, waxes, nicotine, and THC (tetrahydrocannabinol) for the medical marijuana industry and herbs for casual users. We believe our technology is a healthier alternative for smokers and medical marijuana users all around the world.

Our target customer is an individual who uses nicotine, medical marijuana and herbs for vaporization. These individuals are seeking a device that will not leak, get excessively hot or otherwise be deficient. Our units are set up and ready to use right out of the box.

The Company’s objectives are consumer focused:

(a)	Create and continue to create the most innovative vaporizer products on the market.

(b)	Develop customer and brand loyalty, by creating the most innovative cost-effective products on the market, and using that customer loyalty to develop renewable payment revenue streams.

(c)	To dominate the market by reaching profitability quickly and using that profit as re-investment into new product development, market share strategies and customer loyalty programs.

The key day-to-day processes that our business performs to serve our customers are as follows:

(a)	Product Development: The CANNAcig and Cumulus vapor inhalers have been fully developed and tested by an independent and unrelated third party. Initially, the product was sold in retail smoke shops in Arizona and California, as well as online. A one-time sale through a distributor (GotVape.com) was conducted as well. However over time, all sales have been conducted online through an independent contractor who owns theCANNAcig.com.

(b)	Sales: Through the CANNAcig.com

(c)	Marketing: Internet marketing, social media, E-mail, news and press releases and a variety of other marketing methods.

(d)	Customer Service: Customer Service is managed directly in-house to resolve any customer questions or concerns.

Our relevant market is large enough for our company to enjoy potential success given the current size of the electronic cigarette and vaporizer markets. We believe we can be successful in capturing a large market share in the electronic cigarette and vaporizer industries.

Plan of Operation

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

Because of the Company’s history, there is considerable doubt that the Company will be able to obtain additional financing if needed. The Company spends approximately $40,000 per month currently, and projects that it will need $1,200,000 in a twelve month period to support normal operations. The Company’s ability to meet its cash requirements for the next twelve months depends on its ability to obtain additional adequate financing. Even if financing is obtained, any such financing will likely involve additional fees and debt service requirements, which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that the Company will be able to implement its plans.

In order for the Company to meet its basic financial obligations, including salaries and normal operating expenses, it plans to sell additional units of its products, and to seek additional equity or debt financing. The Company has a commitment for $1,500,000 in financing from Ironridge Global, an international fund, in the form of preferred equity purchase. To date we have received $400,000, or 8 tranches, with approximately 22 subsequent monthly tranches remaining of $50,000, or $1,100,000. The Company cannot assure this will be adequate financing to meet the needs of the Company over the next 12 months or through the 1.5 years of payments due.

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

Results of Operations

Our audited operating results are presented for the years ended December 31, 2013 and 2012 below:

		Year Ended
	Year Ended	December, 31
	December, 31 2013	2012 (Restated)
Sales	$21,834	$31,148

Cost of sales	$7,525	33,546

Operating expenses
Sales & Marketing	107,029	117,970
Research & Development	110,175	335
Total operating expenses	835,986	2,223,429
Other income (expenses)	(410,824)	(576,474)
Net (loss) income attributable to common shareholders	$(1,232,501)	$(2,802,301)

Net (Loss) per share from operations	$(0.00)	$(0.00)
Basic weighted average number of shares of common stock outstanding	2,169,422,459	1,088,040,844

Year ended December 31, 2013 Compared to Year ended December 31, 2012

Sales for the year ended December 31, 2013, were $21,834, a decrease of $9,314 or 30%, as compared to $31,148 for the year ended December 31, 2012. The decrease was due to limited funding in the recent quarter, while we are able to spend more in the first and second quarter of 2013. We expect that our funding resources will allow for a more consistent and growing investment in our sales and marketing in future periods.

Our costs of sales were $7,525 and $33,546 during the year ended December 31, 2013 and 2012, respectively.

We incurred operating expenses of $835,986 during the year ended December 31, 2013, a decrease of $1,387,443 or 62%, as compared to $2,223,429 for the year ended December 31, 2012. The main reason is the reduction of stock for service expense to $80,000 from $1,604,500 in the prior period.

Sales and marketing expenses were $107,029 for the year ended December 31, 2013, a decrease of $10,941 or 9% over the prior period. General and administrative expenses were $538,782 for the period ended December 31, 2013, an increase of $50,342 or 10% over the prior period.

Liquidity and Capital Resources

We used cash of $358,871 in our operating activities in the year ended December 31, 2013, compared to $504,405 in the same period in 2012. During the year ended December 31, 2013 our use of cash was offset by $80,000 by the payment of services with equity, and loss on shares issued of $424,741.  During the year ended December 31, 2013, the changes in operating assets and liabilities included decrease in prepaid expenses of $182,904, inventory of $14,712, and accounts payable and accrued liabilities of $73,830.

Our financing activities provided cash of $359,500 in the year ended December 31, 2013 compared to $502,800 in the same period in 2012. During the year ended December 31, 2013, we received proceeds of $350,000 from stock subscriptions receivable, and $9,500 from issuance of notes payable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Disagreements with Prior Management Team

During the periods reported, we believe our prior management team may have engaged in activities that were outside the scope of the Company’s business. Prior management has disagreed with these findings. On January 27, 2014, the Company entered into a settlement with the prior management regarding these issues. As a result of the settlement agreement, prior management has agreed to return 60,000,000 shares of the Company’s common stock previously issued to them for services rendered and in return the Company has agreed to release prior management from any claims related to all costs deemed of a non-business nature.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RAPID FIRE MARKETING, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2013 and 2012	F-2

Statements of Operations for the years ended December 31, 2013 and 2012	F-3

Statement of Stockholders’ Equity for the years ended December 31, 2013 and 2012	F-5

Statements of Cash Flows for the years ended December 31, 2013 and 2012	F-4

Notes to Financial Statements	F-6

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Rapid Fire Marketing, Inc.

Carson City, Nevada

We have audited the accompanying balance sheets of Rapid Fire Marketing, Inc. as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rapid Fire Marketing, Inc. as of December 31, 2013 and 2012, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Rapid Fire Marketing, Inc. will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has incurred losses from operations, has limited working capital, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 10. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

Bingham Farms, Michigan
April 11, 2014

RAPID FIRE MARKETING, INC

Balance Sheets

December 31, 2013 and December 31,2012

	As of	Before Restatement	After Restatement
	December 31,	As of December 31,	As of December 31,
	2013	2012	2012
Assets
Current assets:
Cash and cash equivalents	2,351	1,722	1,722
Accrued interest	16,744	4,012	4,012
Accounts receivable	-	-	-
Prepaid expense	-	20,000	182,904
Inventory	130,814	145,526	145,526
Deposit on inventory	104,000	214,175	214,175
Total current assets	253,909	385,435	548,339
Total assets	253,909	385,435	548,339

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable and accured liabilities	179,540	105,710	105,710
Notes payable	23,500	14,000	14,000
Total current liabilities	203,040	119,710	119,710
Total liabilities	203,040	119,710	119,710

Stockholders' Equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, 7,790,150 and 10,790,150 shares issued and outstanding, respectively	7,790	10,790	10,790
Common Stock,$0.001 par value 2,000,000,000 shares authorized, 2,789,513,042 and 1,575,113,736 shares issued and outstanding, respectively	2,789,513	1,550,114	1,575,114
Stock to be issued	10,000	571,518	571,518
Additional paid-in capital	12,597,276	12,651,416	12,686,416
Stock subscription receivable	(1,116,000)	(1,450,000)	(1,450,000)
Deferred Stock Compensation	(80,000)	-	(40,000)
Accumulated deficit	(14,157,710)	(13,068,113)	(12,925,209)
Total stockholders' equity	50,869	265,725	428,629

Total liabilities and stockholders' equity	253,909	385,435	548,339

The accompanying notes are an integral part of these financial statements.

RAPID FIRE MARKETING, INC

Statements of Operations

For the Year Ended December 31, 2013 and 2012

		Before Restatement	After Restatement
	Year Ended	Year Ended	Year Ended
	December, 31	December, 31	December, 31
	2013	2012	2012
Sales	$21,834.00	$31,148	$31,148

Cost of sales	$7,525.00	33,546	33,546

Gross profit	14,309	(2,398)	(2,398)

Operating expenses
Sales & Marketing	107,029	117,970	117,970
Research & Development	110,175	335	335
General and administrative	538,782	651,344	488,440
Stock for services	80,000	1,584,500	1,604,500
Bad Debt	-	12,184	12,184
Total operating expenses	835,986	2,366,333	2,223,429

Loss from operations	(821,677)	(2,368,731)	(2,225,827)

Other income (expense)
Interest income	14,591	4,012	4,012
Interest expense	(674)	-	-
Loss on Shares issue	(424,741)	(328,842)	(328,842)
Non-business activity	-	(251,644)	(251,644)

Total other income (expense)	(410,824)	(576,474)	(576,474)

(Loss) income before income taxes	(1,232,501)	(2,945,205)	(2,802,301)
Income taxes	-
Net (loss) income attributable to common shareholders	$(1,232,501)	$(2,945,205)	$(2,802,301)

Net (Loss) per share from operations	$(0.00)	$(0.00)	$(0.00)
Basic weighted average number of shares of common stock outstanding	2,169,422,459	1,088,040,844	1,088,040,844

The accompanying notes are an integral part of these financial statements.

RAPID FIRE MARKETING,INC

Statements of Cash Flows

For the Year Ended December 31, 2013 and 2012

		Before Restatement	After Restatement
	2013	2012	2012
Cash flows from operating activities
Net (loss) income	$(1,232,501)	$(2,945,205)	$(2,802,301)
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Increase in accrued interest receivable	(12,732)	(4,012)	(4,012)
Non business loss without cash outflow	-	82,000	82,000
Stock for service	80,000	1,584,500	1,604,500
Loss on share issued	424,741	328,842	328,842
Bad Debt	-	12,184	12,184
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	(12,184)	(12,184)
(Increase) decrease in prepaid expense	182,904	(20,000)	(182,904)
(Increase) decrease in inventory	14,712	(145,526)	(145,526)
(Increase) decrease in deposit on inventory	110,175	(214,175)	(214,175)
Increase in Accounts Payable	73,830	829,171	829,171
Net cash used by operating activities	(358,871)	(504,405)	(504,405)

Cash flows from financing activities:
Proceeds from note payable	9,500	14,000	14,000
Stock Subscription receivable	350,000	-	-
Preferred stock issued for cash	-	50,000	50,000
Common stock issued for cash	-	438,800	438,800
Net cash provided by financing activities	359,500	502,800	502,800

Net Increase in cash	629	(1,605)	(1,605)
Cash at beginning of period	1,722	3,327	3,327
Cash at end of period	$2,351	$1,722	$1,722

SUPPLEMENTARY CASH FLOW INFORMATION:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

RAPID FIRE MARKETING INC,

Statement of Stockholders' Equity

For the Year Ended December 31, 2013

	Common Stock		Series A Preferred stock
	Numbers of Shares	Amount	Numbers of Shares	Amount	Additional Paid in Capital	Shares to be issued	Stock Subscription receivable	Deferred Stock Compensation	Accumulated Deficit	Total Stockholder's Equity

Balance at December 31, 2011	691,918,022	$691,918	4,133,000	$4,133	$9,414,169	$10,000	-	-	(10,122,908)	$(2,688)
Common stock issued for services	185,000,000	185,000	-	-	281,500	-	-	-	-	466,500
Preferred stock issued for services	-	-	8,000,000	8,000	1,192,000	-	-		-	1,200,000
Preferred stock converted to common stock	40,290,000	40,290	(1,343,000)	(1,343)	(38,947)	-	-	-	-	-
Common Stock issued for Cash	439,405,714	439,406	-	-	(606)	-		-	-	438,800
Preferred Stock issued for Cash	-	-	150	-	1,500,000	-	(1,450,000)	-	-	50,000
Common Stock issued to Ironridge Global IV LTD	193,500,000	193,500	-	-	303,300	561,518	-	-	-	1,058,318
Net loss	-	-	-	-	-	-	-	-	(2,945,205)	(2,945,205)
Balance at December 31, 2012 (Before Restatement)	1,550,113,736	1,550,114	10,790,150	10,790	12,651,416	571,518	(1,450,000)	-	(13,068,113)	$265,725

Balance at December 31, 2011	691,918,022	$691,918	4,133,000	$4,133	$9,414,169	$10,000			(10,122,908)	(2,688)
Common stock issued for services	210,000,000	210,000	-	-	316,500	-	-	(40,000)	-	486,500
Preferred stock issued for services			8,000,000	8,000	1,192,000	-	-	-	-	1,200,000
Preferred stock converted to common stock	40,290,000	40,290	(1,343,000)	(1,343)	(38,947)	-		-	-	-
Common Stock issued for Cash	439,405,714	439,406	-	-	(606)	-	-	-	-	438,800
Preferred Stock issued for Cash			150	-	1,500,000		(1,450,000)	-	-	50,000
Common Stock issued to Ironridge Global IV LTD	193,500,000	193,500	-	-	303,300	561,518	-	-	-	1,058,318
Net loss	-	-	-	-	-	-	-	-	(2,802,301)	(2,802,301)
Balance at December 31, 2012 (After Restatement)	1,575,113,736	1,575,114	10,790,150	10,790	12,686,416	571,518	(1,450,000)	(40,000)	(12,925,209)	428,629

Common stock issued for services	150,000,000	150,000	-	-	(30,000)	-	-	(40,000)	-	80,000
Preferred stock converted to common stock	90,000,000	90,000	(3,000,000)	(3,000)	(87,000)				-	-
Preferred Stock issued for Cash	-	-	-	-	-	-	334,000	-	-	334,000
Common Stock issued to Ironridge Global IV LTD	974,399,306	974,399	-	-	27,860	(561,518)	-	-	-	440,741
Net loss	-	-	-	-	-		-	-	(1,232,501)	(1,232,501)
Balance at December 31, 2013	2,789,513,042	$2,789,513	29,370,450	$7,790	$12,597,276	$10,000	$(1,116,000)	$(80,000)	$(14,157,710)	$50,869

The accompanying notes are an integral part of these financial statements.

RAPID FIRE MARKETING, INC

Notes to Financial Statements

December 31, 2013

Note 1 - Organization and Description of Business

Rapid Fire Marketing, Inc. (the “Company” or “RFMK”) was incorporated under the laws of the state of Delaware in 1989 as G.D.E. Search Corporation. In 2001 the Company changed its name to N-Vision Technology. In July 2007 the Company changed its name to Rapid Fire Marketing, Inc.

Rapid Fire Marketing, Inc. is a developer and reseller of herbal vaporizers. The core strategy is to maximize revenues in the rapidly expanding vaporizer industry.

Currently the Company sells the CANNAcig and Cumulus personal vapor inhalers. Beginning in February of 2013, the Company began developing a dry herbal vaporizer. The dry herbal vaporizer is still in development and testing as of the end of 2013 and is expected to be available by mid 2014.

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

Note 3 - Note Receivable

As of December 31, 2013, the Company held 29 notes receivable (the “Notes”) from one issuer totaling $1,450,000 related to the sale of Preferred Stock. The principal balance outstanding under the Notes bears interest at the rate of 1.0% per annum. The entire unpaid principal balance, interest and any other charges due and payable under these Notes will become due and payable 29 months from the date of issuance (September 21, 2012). The Notes deemed not due and payable should the Company not have either 1) a registration statement on file and effective with the SEC covering the underlying common shares issuable as a result of the Preferred Shares, or 2) that the underlying common shares are eligible for trading under the then current Rule 144 as promulgated by the Securities of Act of 1933, as amended. The Company is also required to maintain adequate coverage of Authorized shares, and must have the ability to issue common shares to the holder of the Preferred Shares in electronic format. Other customary events of default also apply.

Note 4 - Stockholders’ Equity

Preferred Stock

During the year ended December 31, 2013, the Company converted 3,000,000 of preferred shares into 90,000,000 common shares.

Common Stock

During the year ended December 31, 2013, the Company issued 1,239,399,306 shares of common stock. Of this amount 175,000,000 shares were issued for services; 90,000,000 shares of stock were issued from the conversion of 3,000,000 shares of preferred stock, and the balance of 974,399,306 shares were issued for a settlement of debt valued at $561,518.

Note 5 - Related Party Transactions

On March 28, 2013 Company executed a 3% convertible note with a shareholder for $9,500. The note is due within one year.

Note 6 - Correction of Errors and Restatements

The Company has restated its financial statements for 2012 to correct errors in its accounting. The Company recorded an expense of 100% of the cash payment for performance of services in 2012, however, the services were rendered over the twelve-month period from September 2012 through August 2013. Also, shares issued for services were not reflected at December 31, 2012. Prepaid expense, common stock, additional paid in capital, deferred stock compensation, and accumulated deficit were corrected at December 31, 2012.

The following are the previous and corrected balances for the year ended December 31, 2012:

December 31, 2012 Financial Statements	Line Item	Corrected	Previously Stated
Balance Sheet	Prepaid expense	182,904	20,000
Balance Sheet	Total current assets	548,339	385,435
Balance Sheet	Total assets	548,339	385,435
Balance Sheet	Common stock	1,575,114	1,550,114
Balance Sheet	Additional paid-in capital	12,686,416	12,651,416
Balance Sheet	Deferred Stock Compensation	(40,000)	-
Balance Sheet	Accumulated deficit	(12,925,209)	(13,068,113)
Balance Sheet	Total stockholders' equity	428,629	265,725
Balance Sheet	Total liabilities and stockholders' equity	548,339	385,435
Income Statement	General and administrative	488,440	651,344
Income Statement	Stock for services	1,604,500	1,584,500
Income Statement	Total operating expenses	2,223,429	2,366,333
Income Statement	(Loss) income before income taxes	(2,802,301)	(2,945,205)
Income Statement	Net (loss) income attributable to common shareholders	(2,802,301)	(2,945,205)

Note 7 – Loss on the Share Issuance

In September 2012, Ironridge Global IV, Ltd. ("Ironridge") sued the Company in Los Angeles Superior Court for failure to repay approximately $643,134 in debt owed by the Company to Ironridge. This debt was incurred by the Company in the ordinary course of its business and was subsequently acquired from the original creditors by Ironridge. On September 19, 2012, the Company and Ironridge entered into a Settlement Agreement pursuant to which the Company agreed to issue 143,500,000 shares of its common stock to Ironridge as an initial issuance in exchange for extinguishment of the claims against the Company and dismissal of the Litigation. On September 19, 2012, the presiding judge entered an Order Approving Settlement of Claim (the “Order”), pursuant to which the Settlement Agreement became binding on the Company and Ironridge, and, on September 24, 2012, the Settlement Shares were issued to Ironridge. The Company will periodically issue additional common shares to Ironridge (up to their ownership percentage so as not to exceed 9.99%) until all amounts are paid in full.

The terms and conditions of the issuance of the Settlement Shares were approved, after a hearing upon the fairness of such terms and conditions at which Ironridge had the right to appear. The issuance of the Settlement Shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 3(a)(10) of such Act.

In connection with the Ironridge matter described above, as well as other negotiated settlements, the Company recognized a loss on the share issuance in the amount of $424,741 and $328,842 for the years ended December 31, 2013 and 2012, respectively.

Note 8 – Commitments

RFMK neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

Note 9 – Income Taxes

For the years ended December 31, 2013 and 2012, RFMK has incurred net losses before and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward from is approximately $14,158,000 at December 31, 2013, and will expire beginning in the year 2028.

The provision for Federal income tax consists of the following for the years ended December 31, 2013 and 2012:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$419,050	$952,782
Less: valuation allowance	(419,050)	(952,782)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2013 and 2012:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$4,813,621	$4,394,571
Valuation allowance	(4,813,621)	(4,394,571)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $14,158,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Note 10 – Going Concern

The Company has limited working capital, has incurred losses in each of the past two years, and has not yet received material revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of RFMK to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

Note 11 – Subsequent Events

On January 27, 2014, the Company entered into a settlement with the prior management regarding the issues discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Disagreements with Prior Management Team.. As a result of the settlement agreement, prior management has agreed to return 60,000,000 shares of the Company’s common stock previously issued to them for services rendered and in return the Company has agreed to release prior management from any claims related to all costs deemed of a non-business nature.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2013 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of senior management, including our Chief Executive Officer (“CEO”) of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our CEO concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act due to the material weaknesses in our internal control over financial reporting. A discussion of the material weaknesses in our internal control over financial reporting is described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, our CEO, or persons performing similar functions, and effected by our board of directors, management or other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our CEO, has established and maintained policies and procedures designed to maintain the adequacy of our internal control over financial reporting, and include those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the interim or annual Consolidated Financial Statements.

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of our internal control over financial reporting. Management was unable to implement its remediation plans during 2013 due to cost considerations. As a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of December 31, 2013.

Management has determined that, as of the December 31, 2013 measurement date, there were deficiencies in both the design and the effectiveness of our internal control over financial reporting. Management has assessed these deficiencies and determined that there were various material weaknesses in our internal control over financial reporting. The existence of a material weakness or weaknesses is an indication that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period.

Management has assigned a high priority to the short-and long-term improvement of our internal control over financial reporting. We have listed below the nature of the material weaknesses we have identified:

•	inadequate personnel for documenting and execution of processes related to accounting for transactions;
•	inadequate segregation of duties due to the limited size of the accounting department; and
•	a lack of experienced personnel with relevant accounting experience, due in part to our limited financial resources.

We intend to design and implement policies and procedures to remediate the material weaknesses in our internal control over financial reporting in fiscal 2014, including the implementation of a new accounting system and related internal procedures, and pending the financial resources, the hiring of a Chief Financial Officer as a full time employee.

Management does not believe that any of our annual or interim financial statements issued to date contain a material misstatement as a result of the aforementioned weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the fourth fiscal quarter ended December 31, 2013, that materially affected, or is likely to materially affect, our internal control over financial reporting. Our Chief Financial Officer resigned during the quarter, and we installed an Acting Chief Financial Officer who was previously and is now a member of our board of directors, and retained the services of an outside firm for interim support related to the closing and review of our financial statements and required reports.

Limitations on Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all errors or misstatements and all fraud. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance that the objectives of the policies and procedures are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are our present directors and executive officers as of April 11, 2014. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers serve at the discretion of the Board of Directors.

		Present Position
Name	Age	and Offices

Thomas Allinder	53	Chief Executive Officer and Sole Director

Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company.

Thomas Allinder has served as our Chief Executive Officer and Director since March 15, 2012. Prior to joining us, Mr. Allinder served as the President of Wall Street Branding from June 2010 to March 2012, where he represented Rapid Fire Marketing with regard to public and investor relations. From January 2007 to June 2010 Mr. Allinder served as Founder and President at New River Financial Group, LLC, for publicly traded companies including financing, reverse mergers, investor relations and public relations. During January 2007 to June 2010, Mr. Allinder did consulting work for publicly traded companies, such as Bebida Beverage Company (OTC: BBDA), Cord Blood America (OTCBB: CBAI) and Axiologix, Inc. (OTC: AXLX). Mr. Allinder was chosen to serve on our Board because of his management and operational skills from his past management positions, as well as his public relations knowledge and experience advising public companies on strategic matters.

Involvement in Certain Legal Proceedings

To the best of our knowledge, neither of our sole director and executive officer or our promoter and control person (as identified under “Certain Relationships and Related Transactions”) has, during the past ten years:

-	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

-	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

-	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

-	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

-	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

-	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Committees; Audit Committee Financial Expert

Our board does not have an Audit Committee or other committees.

Changes in Nominating Procedures

None.

Significant Employees

Except as disclosed below, we have no employees who are not executive officers, but who are expected to make a significant contribution to our business. We intend in the future to hire independent contractors on an as needed basis.

Cheryl Shuman was retained in May, 2012 to provide public relations and product placement for Rapid Fire Marketing. Ms. Shuman is a notable person in the medical marijuana community and the Company expects that, her involvement with the Company shall have a positive impact on product sales.

Family Relationships

None of the directors and officers is related to any other director or officer of the Company.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid during our fiscal year ended December 31, 2013, and our fiscal year ended December 31, 2012, for (i) our Chief Executive Officer, Thomas Allinder, and (ii) two additional individuals who are former executive officers but were not serving as an executive officer at the end of the fiscal year ended December 31, 2013 (collectively, our “named executive officers”).

Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas Allinder	2013	150,000		-	-		-	-	-	-	150,000
CEO	2012	104,200		-	135,000	(1)	-	-	-	-	239,200
Michael Amezquita	2013	-		-	-		-	-	-	-	-
Former CEO	2012	43,570	(2)	-	-		-	-	-	-	43,570
Brent Fouch	2013	-		-	-		-	-	-	-	-
Former CEO	2012	-		-	206,000	(3)	-	-	-	-	206,000

(1)	In the fiscal year ended December 31, 2012, Mr. Allinder received 50,000,000 shares of common stock of the Company.
(2)	In March 2012, Mr. Amezquita resigned from all of his positions with the Company. While an officer of the Company, Mr. Amezquita was receiving a base salary of $5,000 per month.
(3)	During the fiscal year ended December 31, 2012 Mr. Fouch received 90,000,000 shares of common stock of the Company.
(4)	Mr. Allinder was paid $35,000 in salary in 2012 and $109,652 in 2013.

Narrative Disclosure to Summary Compensation Table.

Employment Agreement with Thomas Allinder.

In March 2012, we entered into an employment agreement with Mr. Allinder as the Company’s Chief Executive Officer. Mr. Allinder’s employment agreement provides for a five-year term and an annual salary of $150,000 and 50 million shares of restricted stock. At the beginning of each successive 12-month period over the term of this Agreement thereafter, this annual salary shall be increased over the next 12 months by a sum equal to or greater than 7.5% of the annual salary for the preceding 12-month period, provided that the Board of Directors approves such increase. A copy of the Employment Agreement is attached hereto as Exhibit 10.4.

Other than as described above, we have no plans or arrangements with respect to remuneration received or that may be received by our named executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at December 31, 2013.

None.

Narrative Disclosure of Compensation Policies and Practices as they Relate to the Company’s Risk Management.

We believe that our compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on us.

Compensation of Directors

No cash compensation was paid to our directors for their services as directors since our inception. We have no standard arrangement pursuant to which our directors are to be compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated above, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 11, 2014 regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) by each of our directors and executive officers and (iii) by all of our executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Owned (1)
Thomas Allinder	50,000,000	1.8%
All directors and named executive officers as a group (1 individual)	50,000,000	1.8%

5% or More Shareholders
Red Bowl Living Trust	180,000,000	6.5%

*  Except as otherwise indicated, the address of each of the following persons is c/o Rapid Fire Marketing, Inc., 1802 N. Carson St., Carson City, NV 89701.

(1)	Percentage of beneficial ownership is based on the 2,789,513,042 shares of common stock outstanding as of April 11, 2014.

Change in Control

There are no present arrangements known to the Company, including any pledge by any person of the Company’s securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Prior Management Activities

During the periods reported, we believe our prior management team may have engaged in activities that were outside the scope of the Company’s business. Prior management has disagreed with these findings. On January 27, 2014, the Company entered into a settlement with the prior management regarding these issues. As a result of the settlement agreement, prior management has agreed to return 60,000,000 shares of the Company’s common stock previously issued to them for services rendered and in return the Company has agreed to release prior management from any claims related to all costs deemed of a non-business nature.

Director Independence

Our Common Stock is not quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our board of directors be independent and therefore, the Company is not subject to any director independence requirements. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition our sole officer and director, Thomas Allinder, would not be considered an independent director.

Related Party Transactions

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

 Fees

 Aggregate fees for professional services rendered to us by Silberstein Ungar, PLLC, our independent registered public accounting firm engaged to provide accounting services for the fiscal years ended December 31, 2013, and December 31, 2012 were:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Audit fees	$13,000	$12,500
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0
Total	$13,000	$12,500

Policy on Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with the SEC policies regarding auditor independence, our Board of Directors has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, our Board of Directors has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of the following four categories of services to the Board of Directors for approval.

1.   Audit services include audit work performed in the preparation of year-end financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services, assistance reviewing our quarterly financial statements and SEC filings, and consultation regarding financial accounting and/or reporting standards.

2.   Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3.   Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4.   Other Fees are those associated with services not captured in the other categories.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K.

Exh. No.	Exhibit Description
3.1	Articles of Incorporation, incorporated by reference
3.2	By-laws, incorporated by reference
10.4	Employment Agreement between the Company and Mr. Tom Allinder
31.1	Section 302 Certification by the Registrant’s Principal Executive Officer
32.1	Section 906 Certification by the Registrant’s Principal Executive Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB *	XBRL Taxonomy Extension Presentation Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this report shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rapid Fire Marketing, Inc.
Date: April 15, 2014
	By:	/s/ Tom Allinder
Tom Allinder
Chief Executive Officer

