Form 10-Q
period 2014-03-31
RAPID FIRE MARKETING, INC.
filed 2014-05-20
CIK 859917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-18656

RAPID FIRE MARKETING, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-0214836
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1802 N. Carson St., Suite 212-3018 Carson City, NV	89701
(Address of Principal Executive Offices)	(Zip Code)

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

☐ Large Accelerated Filer	☐ Accelerated Filer

☐Non-accelerated Filer (do not check if smaller reporting company)	☒Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of May 14, 2014, the Company had 3,545,592,089 shares of its common stock, $0.001 par value per share, outstanding.

RAPID FIRE MARKETING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

RAPID FIRE MARKETING, INC

BALANCE SHEETS

(unaudited)

	March 31, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$150,258	$2,351
Accrued interest	14,733	16,744
Inventory	130,632	130,814
Deposit on inventory	104,000	104,000
Current assets	399,623	253,909

Deferred offering costs	88,757	-
Total assets	$488,380	$253,909

Liabilities and Stockholders' Equity (Deficit):
Current liabilities
Accounts payable and accrued liabilities	$88,496	$179,540
Convertible notes payable, net discount of $168,482 and $0	47,518	23,500
Derivative liabilities	1,864,458	-
Current liabilities	2,000,472	203,040
Total liabilities	2,000,472	203,040

Commitments and contingencies

Stockholders' Equity (Deficit):
Series A1 Convertible Preferred stock, $0.001 par value, 25,000,000 shares authorized, 7,790,000 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	7,790	7,790
Series A2 Convertible Preferred Stock, $0.001 par value, 300 shares authorized, 125 and 150 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	-	-
Series B Preferred Stock, $0.001 par value, 16,000,000 shares authorized, issued and outstanding at March 31, 2014	16,000	-
Series C Preferred Stock, $0.001 par value, 5,000 shares authorized, 5,000 and 0 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	-	-
Common Stock,$0.001 par value 5,000,000,000 shares authorized, 3,440,591,789 and 2,789,513,042 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively. 500,000,000 shares reserved for issuance at March 31, 2014	3,440,591	2,789,513
Stock to be issued	3,221,373	10,000
Additional paid-in capital	18,307,143	12,597,276
Stock subscription receivable	(5,815,505)	(1,116,000)
Deferred stock compensation	(50,000)	(80,000)
Accumulated deficit	(20,639,484)	(14,157,710)
Total stockholders' equity (deficit)	(1,512,092)	50,869
Total liabilities and stockholders' equity (deficit)	$488,380	$253,909

See Accompanying Notes to Financial Statements.

RAPID FIRE MARKETING, INC

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Sales	$859	$7,858

Costs of sales	681	3,057

Gross profit	178	4,801

Operating expenses:
Sales and marketing	20,692	41,013
General and administrative	233,708	156,624
Stock for services	50,737	20,000
Total operating expenses	305,137	217,637

Loss from operations	(304,959)	(212,836)

Other income (expense)
Interest income	2,453	3,370
Interest expense	(28,486)	(143)
Day one charge and change in fair value of derivative liablities	(1,671,958)	-
Loss on common shares issued	(4,478,824)	(216,040)
Total other income (expense)	(6,176,815)	(212,813)

Loss before income taxes	(6,481,774)	(425,649)

Provision for income taxes	-	-

Net loss	$(6,481,774)	$(425,649)

Basic and diluted net loss per share	$(0.00)	$(0.00)
Basic and diluted weighted average number of shares of common stock outstanding	2,852,173,398	1,224,934,847

See Accompanying Notes to Financial Statements.

RAPID FIRE MARKETING, INC

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,481,774)	$(425,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Day one charge and loss on change in fair market value of derivative liabilities	1,671,958	-
Common stock issued for services and stock based compensation	50,737	20,000
Fair market value of common stock issued in connection with Series A preferred stock dividends	4,478,824	-
Amortization of discount on convertible notes payable	24,018	-
On issuance discount on convertible notes payable	10,000	-
Loss on shares issued in excess of liabilities settled	-	216,040
Changes in operating assets and liabilities:
Accrued interest receivable	2,011	(2,905)
Prepaid expenses	-	68,589
Inventory	182	2,041
Accounts payable	(8,544)	41,944
Net cash used in operating activities	(252,588)	(79,940)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	100,000	9,500
Proceeds received from stock subscription	300,495	100,000
Net cash provided by financing activities	400,495	109,500

Change in cash and cash equivalents	147,907	29,560
Cash and cash equivalents, beginning of period	2,351	1,722
Cash and cash equivalents, end of period	$150,258	$31,282

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of preferred stock into common stock	$250,000	$3,000
Conversion of accounts payable into convertible note	$82,500	$-
Issuance of common stock accounted for as deferred offering costs	$88,757	$-
Increase in subscription receivable	$5,000,000	$-
Discount on convertible notes payable	$192,500	$-

See Accompanying Notes to Financial Statements.

RAPID FIRE MARKETING, INC

Notes to Financial Statements

March 31, 2014

Note 1 - Organization and Description of Business

Rapid Fire Marketing, Inc. (the “Company” or “RFMK”) was incorporated under the laws of the state of Delaware in 1989 as G.D.E. Search Corporation. In 2001, the Company changed its name to N-Vision Technology. In July 2007, the Company changed its name to Rapid Fire Marketing, Inc.

The Company is a developer and reseller of herbal vaporizers. The core strategy is to maximize revenues in the rapidly expanding vaporizer industry. The Company currently sells the CANNAcig and Cumulus personal vapor inhalers. Beginning in February of 2013, the Company began developing a dry herbal vaporizer. The dry herbal vaporizer was still in development and testing as of the end of March 31, 2014 and is expected to be available by mid 2014.

.

Note 2 - Summary of Significant Accounting Policies

The financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto for the Company for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K. The financial statements for the three months ended March 31, 2014 are not necessarily indicative of the results expected for the year ending December 31, 2014.

Management's Plans

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

The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. During the three months ended March 31, 2014, the Company funded operations through the receipt of $100,000 in convertible notes payable, $250,000 in connection with Series A2 Notes related to Series A2 Convertible Preferred stock and $50,495 in connection with the sale of Series C Convertible Preferred Stock. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

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

Inventory

Inventory consists of two finished products, the CANNAcig Vapor Inhaler and the Cumulus Vapor Inhaler, which are valued at the lower of cost or market valuation under the first-in, first-out method of costing.

Revenue Recognition

The Company generates revenue from the product sales of the CANNAcig Vapor Inhaler and the Cumulus Vapor Inhaler product sales of Bionic cigarettes revenue is recognized when the purchase is complete and shipment has occurred.

Fair Value of Financial Instruments

The Company follows Accounting Standards Codification ("ASC") 825 Fair Value Measurements and Disclosures, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to ASC 825. ASC 825 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 825 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 - Unobservable inputs which are supported by little or no market activity.

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014 and December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaids, accounts payable, accrued liabilities, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term nature or because they are payable on demand. As of March 31, 2014, the Company's derivative liabilities were considered Level 2. See Note 3 for discussion regarding the determination of the fair market value.

Earnings (loss) Per Share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding shares of preferred stock, options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2014, the Company's dilutive securities consisted of convertible notes payable and Series A1, Series A2 and Series C preferred stock. The conversion of such would be anti-dilutive to the loss per share. If the holders of the convertible notes payable, Series A1 Preferred Stock, Series A2 Preferred Stock and Series C Preferred Stock all converted, the Company would be in excess of their authorized shares.

Note 3 - Convertible Notes Payable and Derivative Liabilities

As of January 28, 2014, the Company had incurred amounts of $82,500 owed to Pyrenees Investments, LLC for service rendered.  On January 28, 2014, the indebtedness was sold to Iconic Holdings, LLC, a third party. In connection with this sale, the Company issued a $82,500 convertible note to the third party.  The convertible note incurs interest at 10% per annum and is due January 24, 2015. If a default is called by the lender after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 20% per annum is triggered and retrospectively applied from the note’s inception date on the unpaid amount, and in addition the principal balance is increased by 150% of the face amount of the note deemed in default. At any time the note may be converted into shares of common stock, at the lower of $0.0006 or 50% discount off the lowest trading price for the Company’s common stock within the twenty (20) days preceding the conversion. The Company recorded a discount totaling $82,500 related to the beneficial conversion feature embedded in the note upon issuance. See below for discussion of derivative liabilities related to the conversion feature due to the absence of a conversion floor. In connection with this agreement, the Company reserved 250,000,000 shares of its common stock with the transfer agent.

In February 2014, the Company borrowed $100,000 as evidenced by a convertible note issued to Iconic Holdings as part of a total note agreement of $165,000, including a $15,000 on issuance discount, which was entered into on January 28, 2014. The Company has yet to receive the remaining $50,000 in proceeds in which an additional $5,000 of an issuance discount will be recorded.  The convertible note incurs interest at 10% per annum and is due January 28, 2015. If a default is called by the lender after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 20% per annum is triggered and retrospectively applied from the note’s inception date on the unpaid amount, and in addition the principal balance is increased by 150% of the face amount of the note deemed in default. At any time the note may be converted into common stock, at the lower of $0.0006 or 50% discount off the lowest trading price for the Company’s common stock within the twenty (20) days preceding the conversion. The Company recorded a discount totaling $110,000, which included $10,000 for the on issuance discount, related to the beneficial conversion feature embedded in the note upon issuance. See below for discussion of derivative liabilities related to the conversion feature due to the absence of a conversion floor. In connection with this agreement, the Company reserved 250,000,000 shares of its common stock with the transfer agent.

Derivative Liabilities

The Company calculated the derivative liability using the Black-Scholes pricing model for each note upon inception and recorded the fair market value of the derivative liability as a discount to the note. When a derivative liability associated with a convertible note is in excess of the face value of the convertible note, the excess of fair value of derivative is charged to the statement of operations.

During the three months ended March 31, 2014, the Company issued convertible debt with principal amounts of $192,500. At the inception of these notes, they were fully discounted due to value of the associated derivative liabilities. Aggregate remaining discounts on convertible notes to be accreted over the life of each respective note using the straight line method are $168,482 as of March 31, 2014. For the three months ended March 31, 2014, interest expense from accretion of the discount was $24,018.

Aggregate derivative liabilities associated with remaining convertible notes were $1,864,458 as of March 31, 2014. Based on this revaluation at quarter end and the revaluation of derivative liabilities measured during the period immediately before extinguishment of associated convertible notes, the Company recognized a loss related to the day one value of the derivative liabilities of $996,962 and a loss in the change of fair value of derivative liability of $674,996 during the three months ended March 31, 2014.

The following are the weighted average variable used in determining the fair market value of the Company's derivative liabilities:

Date	January 28, 2014	February 28, 2014	March 31, 2014
Closing stock price of common stock	$0.0017	$0.0017	$0.0060
Conversion price	$0.0002	$0.0006	$0.0006
Expected life in years	1.00	1.00	0.84
Risk free rate	0.11%	0.11%	0.11%
Expected annual volatility	294.70%	301.70%	340.50%
Dividend percentage	0.00%	0.00%	0.00%

Note 4 - Subscriptions Receivables

As of March 31, 2014, the Company held 17 notes receivable (the “Series A2 Notes”) from Ironridge Global IV, Ltd totaling $850,000 related to the sale of Series A2 Convertible Preferred Stock (see below for rights and preferences). The principal balance outstanding under the Series A2 Notes bears interest at the rate of 1.0% per annum. The entire unpaid principal balance, interest and any other charges due and payable under these Series A2 Notes will become due and payable 29 months from the date of issuance (September 21, 2012) and is recorded as a reduction to Stockholders' Equity on the accompanying balance sheet. The Series A2 Notes shall be deemed not due and payable should the Company not have either 1) a registration statement on file and effective with the SEC covering the underlying common shares issuable as a result of the preferred shares, or 2) that the underlying common shares are eligible for trading under the then current Rule 144 as promulgated by the Securities of Act of 1933, as amended. The Company is also required to maintain adequate coverage of authorized shares, and must have the ability to issue common shares to the holder of the preferred shares in electronic format. Other customary events of default also apply. As of March 31, 2014, approximately $850,000 of the Series A2 Notes balance remained unpaid. During the three months ended March 31, 2014, the Company received $250,000 in proceeds related to the payment of the Series A2 Notes and recorded interest income of $2,453. In addition, subscription receivables includes $16,000 in excess common stock in which was issued to the holders of Series A2 Notes which needs to be remitted by the holder.

On March 27, 2014, the Company entered into an agreement with the same party discussed above for the issuance of 100 notes receivable (the “Series C Notes”) from one issuer totaling $5,000,000 related to the sale of Series C Convertible Preferred Stock (see below for rights and preferences). The principal balance outstanding under the Series C Notes bears interest at the rate of 1.0% per annum. The entire unpaid principal balance, interest and any other charges due and payable under these Series C Notes will become due and payable 82 weeks from the date of issuance and is recorded as a reduction to Stockholders' Equity on the accompanying balance sheet. The Series C Notes deemed not due and payable should the Company not have either 1) a registration statement on file and effective with the SEC covering the underlying common shares issuable as a result of the preferred shares, or 2) that the underlying common shares are eligible for trading under the then current Rule 144 as promulgated by the Securities of Act of 1933, as amended. The Company is also required to maintain adequate coverage of authorized shares, and must have the ability to issue common shares to the holder of the preferred shares in electronic format. Other customary events of default also apply. As of March 31, 2014, $4,949,505 of the Series C Notes balance remained unpaid. During the three months ended March 31, 2014, the Company received $50,495 in proceeds related to the payment on the Series C Notes. Additional, proceeds are dependent upon the Company maintaining sufficient authorized shares.

Note 5 - Stockholders’ Equity

Preferred Stock

Series A1 Preferred Stock

On September 6, 2011, the Company filed a Certificate of Designation of Series A1 Convertible Preferred Stock ("Series A1") with the Secretary of State of Nevada. Pursuant to the Series A1 Certificate of Designation, the Company designated 25,000,000 shares of its blank check preferred stock as Series A1 Preferred Stock. The Series A1 Preferred Stock ranks senior to the common stock (the "Junior Stock"). The Series A1 Preferred Stock can be converted at anytime into 30 shares of common stock. In the event of a liquidation, the Series A1 Preferred Stock will be entitled to a liquidation at the same as common stock. The Series A1 Preferred Stock has no voting rights.

Series A2 Preferred Stock

On October 5, 2012, the Company filed a Certificate of Designation of Series A2 Convertible Preferred Stock ("Series A2") with the Secretary of State of Nevada. Pursuant to the Series A2 Certificate of Designation, the Company designated 300 shares of its blank check preferred stock as Series A2. The Series A2 ranks senior to the common stock and any subsequently created series of preferred stock that does not expressly rank pari passu with or senior to the Series A2 (the "Junior Stock"). The Series A2 can be converted at anytime and has a fixed conversion price of $0.00225 per common share. The Series A2 is entitled to minimum six years worth of dividends accruing at a rate of 8.5% per annum potentially increasing to 18% per annum under certain circumstances such as a significant decrease in the price of the Company's common stock. Dividends are payable in cash or in shares of common stock valued at 85.0% of the closing market price of the Company's common stock for any trading day following the issuance date of the Series A2. In the event of a liquidation, the Series A2 will be entitled to a payment of the stated value of $10,000 per share plus any accrued but unpaid dividends prior to any payments being made in respect of the Junior Stock. The holders of Series A2 does not have voting rights, except for shares in which have already been converted into shares of common stock.

On January 8, 2014, the holder converted 10 Series A2 shares into 44,444,444 shares of common stock. In addition, under the terms of the Series A2 the holder was entitled to immediate payment of dividends on the $100,000 stated value of the Series A2 at an annual dividend rate of 18% rate, which is an increase over the stated 8.5% due to adjustments related to the decrease in the fair market value of the Company's common stock, for a period of six years resulting in dividends payable of $108,000. The holder elected to convert the dividends to common stock based upon 85% of the closing market price as disclosed above resulting in a conversion price of $0.00017 with 635,294,118 common shares being issued. On the date of conversion, the fair market value of the dividend shares issued was $1,334,118 based upon the closing market price of the Company's common stock. Thus, the Company recorded additional expense of $1,334,118 in connection with the dividend shares issued.

On February 11, 2014, the holder converted 15 Series A2 shares into 66,666,666 shares of common stock. In addition, under the terms of the Series A2 the holder was entitled to immediate payment of dividends on the $150,000 stated value of the Series A2 at an annual dividend rate of 18% rate, which is an increase over the stated 8.5% due to adjustments related to the decrease in the fair market value of the Company's common stock, for a period of six years resulting in dividends payable of $162,000. The holder elected to convert the dividends to common stock based upon 85% of the closing market price as disclosed above resulting in a conversion price of $0.00017 with 952,941,176 common shares to be issued. On the date of conversion, the fair market value of the dividend shares issued was $3,144,706 based upon the closing market price of the Company's common stock. Thus, the Company recorded additional expense of $3,144,706 in connection with the dividend shares issued. As of March 31, 2014, the Company has recorded within stockholders' equity "Shares to Be Issued" of $3,211,373 as the 1,019,607,842 common shares have not been delivered due to the 9.99% ownership limitation placed on the shareholders. Subsequent to quarter end the Company has issued 155,000,000 common shares in connection with this conversion.

Series B Preferred Stock

On February 28, 2013, the Company filed a Certificate of Designation of Series B Convertible Preferred Stock ("Series B") with the Secretary of State of Nevada. Pursuant to the Series B Certificate of Designation, the Company designated 16,000,000 shares of its blank check preferred stock as Series B. The Series B ranks senior to the common stock and any subsequently created series of preferred stock that does not expressly rank pari passu with or senior to the Series B (the "Junior Stock"). The Series B cannot be converted into any other securities and does not receive dividends. Each share of Series B shall have voting rights equal to that of 2,000 shares of common stock. In the event of a liquidation, the Series B will be entitled to net assets on a pro rata basis.

On March 1, 2013, the Company issued its Chief Executive Officer 16,000,000 shares of Series B Preferred Stock. The Company valued the Series B at its par value resulting in a current period expense of $16,000. The only rights the holder under the Series B has relates to voting control of the Company, which prior to the issuance the Chief Executive Officer, was the only officer and Board of Director member and already could make significant decisions. Although, the Series B was issued during the year ended December 31, 2013, it was not accounted for until the three months ended March 31, 2014. The effect on the prior years' financial statements is deemed insignificant and thus the amounts have not been restated.

Series C Preferred Stock

On March 27, 2014, the Company filed a Certificate of Designation of Series C Convertible Preferred Stock ("Series C") with the Secretary of State of Nevada. Pursuant to the Series C Certificate of Designation, the Company designated 5,000 shares of its blank check preferred stock as Series C. The Series C ranks senior to the common stock and any subsequently created series of preferred stock that does not expressly rank pari passu with or senior to the Series C (the "Junior Stock") and pari passu in rights to dividends and liquidation to the Series A2 and junior to all existing and future indebtedness of the Company. The Series C can be converted at anytime and has a fixed conversion price of $0.01 per common share. The Series C is entitled to minimum six years worth of dividends accruing at a rate of 8.5% per annum potentially increasing to 18% per annum under certain circumstances such as a significant decrease in the price of the Company's common stock. Dividends are payable in cash or in shares of common stock valued at 85.0% of the closing market price of the Company's common stock for any trading day following the issuance date of the Series C. In the event of a liquidation, the Series C will be entitled to a payment of the Stated Value of $10,000 per share plus any accrued but unpaid dividends prior to any payments being made in respect of the Junior Stock. The holders of Series C do not have voting rights, except for shares in which have already been converted into shares of common stock. During the three months ended March 31, 2014, the Company issued 5,000 shares of Series C for a subscription receivable of $5.0 Million, see Note 4 for additional information.

Common Stock

During the three months ended March 31, 2014, the Company issued 1,754,386 shares of common stock valued at $4,737 based upon the closing market price of the Company's common stock on the date of the agreement to a third party for the rights to future royalties related to Global Specialty Products, Inc.'s MicroRoasters brand. In addition, the Company amortized $30,000 of deferred compensation related to common stock granted during the year ended December 31, 2013 which is being expensed over the service period. As of March 31, 2014, the Company had $50,000 of amortization remaining which will be expensed during the year ending December 31, 2014.

On January 27, 2014, the Company entered into a settlement with the prior management whereby prior management agreed to return 60,000,000 shares of the Company’s common stock previously issued to them for services rendered. In return, the Company has agreed to release prior management from any claims related to all costs deemed of a non-business nature. The Company accounted for the shares at their par value of $60,000 reducing common stock by that amount with the reclass to additional paid in capital. Upon return, the common stock was cancelled by the transfer agent and reflected in our calculation of weighted average shares for the three months ended March 31, 2014 as of the date of the agreement

During the three months ended March 31, 2013, the Company issued 90,000,000 shares of common stock in connection with the conversion of 3,000,000 shares of Series A1 with a carrying value of $3,000 held by the former Chief Executive Officer. In addition, the Company amortized $20,000 of deferred compensation related to common stock granted for advisory services during the year ended December 31, 2013 which are expensed over the service period.

Ironridge Global IV, Ltd.

On September 19, 2012, the Supreme Court of the State of California for the County of Los Angeles Central District (the “Court”), entered an order (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement (the “Settlement Agreement”) between the Company, and Ironridge Global IV, Ltd. (“Ironridge”), in the matter entitled Ironridge Global IV, Ltd. v. Rapid Fire Marketing, Inc., Case No. BC 490059 (the “Action”). Ironridge commenced the Action against the Company to recover an aggregate of $643,133 of past-due accounts payable of the Company, plus fees and costs (the “Claim”). The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding upon the Company and Ironridge upon execution of the Order by the Court on September 19, 2012. The amounts due to Ironridge had previously been recorded within accounts payable but were reclassed to common stock to be issued within stockholders' equity upon settlement as the obligation was to be settled in shares of common stock. Upon issuance of common stock, the Company determines the fair market value of the common shares issued based upon the closing market price of the Company's common stock. The fair value of the common stock issued in excess of the reduction of the liability is recorded as a loss on common shares issued. During the three months ended March 31, 2013, the Company issued 320,000,000 common shares valued at $406,999 relieving $190,959 in amounts due to Ironridge and additional loss on common shares of $216,040. As of March 31, 2013, the Company's obligation to Ironridge was $370,559 which was settled through the issuance of common stock through the remainder of 2013.

The issuance of common stock to Ironridge pursuant to the terms of the Settlement Agreement approved by the Order is exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(10) thereof, as an issuance of securities in exchange for bona fide outstanding claims, where the terms and conditions of such issuance are approved by a court after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange shall have the right to appear. See Note 4 for discussion of additional transactions with Ironridge.

Equity Line of Credit

On February 28, 2014, the Company, entered into an Equity Line of Credit (the “Equity Line of Credit”) with Iconic Holdings, LLC (“Iconic”). Pursuant to the Equity Line of Credit, Iconic committed to purchase up to $2,000,000 of the Company’s common stock over twenty-four months from the first day following the effectiveness of a registration statement, subject to certain conditions.

As soon as the Company has an effective registration statement in place, the Company may draw on the facility from time to time, as and when it determines appropriate in accordance with the terms and conditions of the related Equity Line of Credit. The Company has not yet filed a registration statement registering the shares and therefore, it has not yet sold any shares under the Equity Line of Credit. The purchase price will be 85% of the lowest trading price of the Company's common stock during the five (5) consecutive trading day period beginning on the trading day immediately following the date of delivery of the applicable put notice. The maximum amount that the Company is entitled to put in on any one notice shall be any amount up to the greater of 1) the average of the trading dollar volume of the Company's common stock during the ten (10) trading days preceding the request or 2) $100,000. Iconic is not obligated to purchase shares if its total number of shares beneficially held at that time would exceed 4.99% of the number of shares of the Company’s outstanding common stock as determined in accordance with Rule 13d-1 of the Securities Exchange Act of 1934, as amended. In addition, the Company is not permitted to draw on the facility unless there is an effective registration statement to cover the resale of the shares, which it does not currently have in place.

Pursuant to the terms of a Registration Rights Agreement between the Company and Iconic, the Company is obligated to file a registration statement with the SEC to register the resale by Iconic of shares of the common stock underlying the Investment Agreement and it has not yet done so.

In addition, under the terms of the Equity Line of Credit the Company was required to issue Iconic 10% of the total commitment amount in restricted common stock as a commitment fee. The Company issued 29,585,799 shares of common stock valued at $88,757 based upon the closing market price of the Company's common stock on the date of the agreement. The Company recorded the value of such common stock as a deferred offering cost on the accompanying balance sheet which will be offset against future proceeds received in connection with Equity Line of Credit.

Note 6 - Related Party Transactions

On March 28, 2013, the Company executed a 3% convertible note with a shareholder for $9,500 due within one year. The note is convertible into the Company's common stock at a rate of $0.001 per share subject to various adjustments due to stock splits, change in control, etc. As of March 31, 2014, the note was in default, however, a demand for payment has not been received.

On November 29, 2012, the Company executed a 3% convertible note with a shareholder for $14,000 due within one year. The note is convertible into the Company's common stock at the lesser of $0.001 per share (subject to various adjustments due to stock splits, change in control, etc) or a 20% discount to the current bid price on the date of conversion. As of March 31, 2014, the note was in default, however, a demand for payment has not been received.

As of March 31, 2014, amounts due to our Chief Executive Officer for salary payable recorded within Accounts Payable on the accompanying balance sheet were $36,500.

Note 7 - Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2014 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our Business

The core business of Rapid Fire Marketing is the development and sale of vapor inhalers. The vapor inhaler is the base technology for the CANNAcig and Cumulus product. At this time, we are developing additional products based on vapor inhaler technology including, primarily the Pocket Puffer. The Pocket Puffer has been in development and tested throughout 2013 and is expected to reach the market by mid 2014. We believe vapor inhalers have a greater the biggest opportunity in the retail markets where such inhalers a reit is sold without the active ingredient. Accordingly, we do not sell any products units with active ingredients.

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

The Company’s objectives are consumer focused:

(a)	Create and continue to create the most innovative vaporizer products on the market.

(b)	Develop customer and brand loyalty, by creating the most innovative cost-effective products on the market, and using such that customer loyalty to develop renewable payment revenue streams through sales of accessories, parts and new units as they are developed or acquired.

(c)	To establish a dominate the market presence by reaching profitability quickly and using suchthat profit as re-investment into new product development, market share strategies and customer loyalty programs.

The key day-to-day processes that our business performs to serve our customers are as follows:

(a)	Product Development: The CANNAcig and Cumulus vapor inhalers which are small, pen sized personal vaporizers have been fully developed and tested by independent and unrelated third parties. Initially, the product was sold in retail smoke shops in Arizona and California, as well as online. In July of 2012, a one-time sale of 600 CANNAcig units through a distributor (GotVape.com). However over time, all sales have been conducted online through an independent contractor who owns the domain name theCANNAcig.com.

(b)	Sales: Through the CANNAcig.com.

(c)	Marketing: Internet marketing, social media, E-mail, news and press releases and a variety of other marketing methods.

(d)	Customer Service: Customer Service is managed directly in-house to resolve any customer questions or concerns.

Management believes that our company’s relevant market is large enough for us to enjoy potential success given the current size and popularity of the electronic cigarette and vaporizer markets. We believe we can be successful in capturing a portion of market share in the electronic cigarette and vaporizer industries.

Plan of Operations

We have limited cash flow from operations, our ability to maintain normal operations is entirely dependent upon obtaining adequate cash to finance operations and our research and development activities. Since inception, we have raised capital to finance operations through sale of equity, short-term debt in which our obligations were paid immediately, product financing and issuance of equity for services. It is unknown when, if ever, we will achieve a level of revenues adequate to support its costs and expenses. Our independently registered public accounting firm included in their most recent audit opinion that there was substantial doubt regarding our going concern.

There is considerable doubt that the Company will be able to obtain additional financing if needed. The Company spends approximately $40,000 per month currently on salaries, consultants, sub-contractors and professional fees, and projects. We will need approximately $1,200,000 in the next twelve months to support normal operations. Our ability to meet our cash requirements for the next twelve months depends on our ability to obtain such financing. Even if financing is obtained, any such financing will likely involve additional fees and issuance of additional debt, which may significantly reduce the amount of cash we will have for our operations. Accordingly, there is no assurance that we will be able to implement its plans in the future.

In order for us to meet our basic financial obligations, including salaries and normal operating expenses, we plan to sell additional units of our products and to seek additional equity or debt financing. We have commitments for $850,000 remaining on the purchase of Series A2 Preferred Stock and $5,000,000 for the purchase of Series C Preferred Stock in financing from Ironridge Global, an international fund. To date we have received $700,495, with approximately subsequent 117 tranches remaining of $50,000, or $5,815,505, which includes $16,000 receivable to due an over issuance of common stock. The receipt of this funding is dependent upon the Company maintaining a sufficient number of authorized shares, etc. The Company cannot assure this will be adequate financing to meet our needs over the next 12 months or through the years of scheduled payments due in connection with the financings.

We are continuing our efforts to obtain customers for our products, expand sales efforts worldwide and expand the industries we target for possible customers. We also have plans to develop additional products and revisions or modifications to our current products. As a result, we intend to hire additional personnel who have industry experience and training so that they can be immediately effective in the building our company and brand. We retain most design, product configuration and technical engineering resources “in-house.” We will continue to develop new products over the next twelve months and plan to invest a certain amount of funds to product development, although at this time, we do not believe that will be a considerable amount in relation to the overall expenses of our company.

We do not plan on a large equipment purchase or a significant change to the number of employees over the next twelve months. We do plan to implement a contract sales force to help distribute its products through retail outlets in the 17 states where its products are legally sold.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Sales for the three months ended March 31, 2014, were $859, a decrease of $6,999 or 89.1%, as compared to $7,858 for the three months ended March 31, 2013. The decrease was due to limited funds available for marketing, as well as our inability to fully maintain and staff the sales function, and the related marketing support. In addition, we have reduced our marketing of the CANNAcig and Cumulus and have focused our efforts to getting the Pocket Puffer to market. We also incurred direct costs of $681 and $3,057 related to sales during the three months ended March 31, 2014 and 2013, respectively. The decrease of $2,376 of 77.7% between the 2014 and 2013 same periods was a result of the decreased sales.

Sales and marketing expenses were $20,692 for the three months ended March 31, 2014, a decrease of $20,321 or 49.5% over the prior period of $41,013. The decrease in sales and marketing expenses was due to due to limited funds available for marketing and our emphasis on bringing our new product, Pocket Puffer, to market. General and administrative expenses were $233,708 for the three months ended March 31, 2014, an increase of $77,084 or 49.2% over the prior period of $156,624. These increases in general and administrative expense was due to an increase in professional fees related to filing our Form 10, as amended, and our annual report on Form 10-K in which these costs were not incurred during the prior comparable period. Stock for services expense was $50,737 for the three months ended March 31, 2014, as compared to $20,000 for the three months ended March 31, 2013, an increase of $30,737, or 153.7%. The increase in stock for services expense during the current period was a result of increased amortization of deferred compensation and the value of common stock issued for services, whereby no shares were issued in the prior comparable period.

Other income and (expense) was ($6,176,815) for the three months ended March 31, 2014, an increase of $5,964,002 or 2,802.5% over the prior period of ($212,813). The significant increase was due to the fair market value of derivative liabilities recorded in connection with convertible debt issued during the current period. The convertible notes have conversion features in which adjust based on market price. In addition, under the terms of the Series A2 preferred stock agreement with Ironridge they receive six (6) years worth of dividends upon conversion of their Series A2 into preferred stock. The loss on common shares issued during the three months ended March 31, 2014 is related to the conversion of 25 Series A2 shares into common stock. The Company records the common shares issuable for the dividends at the fair market value of the common stock on the date of conversion.

Liquidity and Capital Resources

We used cash of $252,588 in our operating activities in the three months ended March 31, 2014, compared to $79,940 in the same period in 2013. During the three months ended March 31, 2014, the use of cash was primarily related to the net loss incurred due to our limited revenue generating operations offset by non-cash charges related to the issuance of common stock for preferred stock dividends of $4,478,824 and the day one loss and adjustment to fair value in connection with our derivative liabilities of $1,671,958. Changes in other operation accounts such as inventory were insignificant due to the limited sales of our product during the current quarter. During the three months ended March 31, 2013 our use of cash was offset by $20,000 of stock based compensation, and the loss on shares of $216,040 in connection with the issuance of common stock in settlement of amounts due to Ironridge. Decrease in prepaid expenses was related to the amortization of these amounts due to the related services being provided. In addition, the increase in accounts payable was due to amount payable to our Chief Executive Officer for payroll and accruals for a consultant who was providing marketing and public relation services in which we did not have sufficient capital on hand to satisfy the obligations as they were incurred.

Our financing activities provided cash of $400,495 in the three months ended March 31, 2014 compared to $109,500 in the same period in 2013. During the three months ended March 31, 2014, we received proceeds of $300,495 from stock subscription receivable, and $100,000 from issuance of convertible notes payable. We continue to be dependent upon the sale of debt and equity instruments to fund our operations. As costs have increased during the three months ended March 31, 2014 due in part by the expansion of operations and costs related to being a public company, we have had the need to obtain additional financing.

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

ITEM 3.  PROPERTIES.

The principal offices of Rapid Fire are located at 1802 N. Carson Street, Carson City, NV 89701. The Company uses The Nevada Business Center, located at 311 West Third St., Suite 1234, Carson City, NV, 89703 for mailing, accounting and administrative personnel within the Company. The Nevada Business Center also aids the Company with annual reports to the Nevada Secretary of State as well as other, smaller, administrative tasks. The Company has no assets within the Nevada Business Center.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure of Controls and Procedures.

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2014 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.

The material weaknesses were first identified by us in our audited financial statements filed on Form 10-K on April 15, 2014 for the years ended December 31, 2013 and 2012 in which related to the following:

•	Inadequate personnel for documenting and execution of processes related to accounting for transactions;
•	Inadequate segregation of duties due to the limited size of the accounting department; and
•	A lack of experienced personnel with relevant accounting experience, due in part to our limited financial resources.

We intend to design and implement policies and procedures to remediate the material weaknesses in our internal control over financial reporting in fiscal 2014, including the implementation of a new accounting system and related internal procedures, and pending the financial resources, the hiring of a Chief Financial Officer as a full time employee. Subsequent to March 31, 2014, we engaged a third party in which specializes in technical accounting and financial reporting to assist us in the development of these policies and procedures and to advise us on technical accounting and financial reporting issues.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (and the “Liquidity and Capital Resources” section thereof) and elsewhere may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve significant risks and uncertainties. Such statements may include, without limitation, statements with respect to our plans, objectives, projections, expectations and intentions and other statements identified by words such as “projects,” “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans” or similar expressions. These statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties, including those detailed in our filings with the SEC. Actual results, may differ significantly from those set forth in the forward-looking statements. Such forward-looking statements also involve other factors which may cause our actual results to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this Quarterly Report. We undertake no obligation to publically update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Series A2 Convertible Preferred Stock

As of March 31, 2014, the Company held 17 notes receivable (the “Series A2 Notes”) from Ironridge Global IV, Ltd totaling $850,000 related to the sale of Series A2 Convertible Preferred Stock (see below for rights and preferences). The principal balance outstanding under the Series A2 Notes bears interest at the rate of 1.0% per annum. The entire unpaid principal balance, interest and any other charges due and payable under these Series A2 Notes will become due and payable 29 months from the date of issuance (September 21, 2012) and is recorded as a reduction to Stockholders' Equity on the accompanying balance sheet. The Series A2 Notes shall be deemed not due and payable should the Company not have either 1) a registration statement on file and effective with the SEC covering the underlying common shares issuable as a result of the Preferred Shares, or 2) that the underlying common shares are eligible for trading under the then current Rule 144 as promulgated by the Securities of Act of 1933, as amended. The Company is also required to maintain adequate coverage of Authorized shares, and must have the ability to issue common shares to the holder of the Preferred Shares in electronic format. Other customary events of default also apply. As of March 31, 2014, approximately $850,000 of the Series A2 Notes balance remained unpaid. During the three months ended March 31, 2014, the Company received $250,000 in proceeds related to the payment of the Series A2 Notes and recorded interest income of $2,453. In addition, subscription receivables includes $16,000 in excess common stock in which was issued to the holders of Series A2 Notes which needs to be remitted by the holder.

On January 8, 2014, the holder converted 10 Series A2 shares into 44,444,444 shares of common stock. In addition, under the terms of the Series A2 the holder was entitled to immediate payment of dividends on the $100,000 stated value of the Series A2 at an annual dividend rate of 18% rate, which is an increase over the stated 8.5% due to adjustments related to the decrease in the fair market value of the Company's common stock, for a period of six years resulting in dividends payable of $108,000. The holder elected to convert the dividends to common stock based upon 85% of the closing market price as disclosed above resulting in a conversion price of $0.00017 with 635,294,118 common shares being issued. On the date of conversion, the fair market value of the dividend shares issued was $1,334,118 based upon the closing market price of the Company's common stock. Thus, the Company recorded additional expense of $1,334,118 in connection with the dividend shares issued.

On February 11, 2014, the holder converted 15 Series A2 shares into 66,666,666 shares of common stock. In addition, under the terms of the Series A2 the holder was entitled to immediate payment of dividends on the $150,000 stated value of the Series A2 at an annual dividend rate of 18% rate, which is an increase over the stated 8.5% due to adjustments related to the decrease in the fair market value of the Company's common stock, for a period of six years resulting in dividends payable of $162,000. The holder elected to convert the dividends to common stock based upon 85% of the closing market price as disclosed above resulting in a conversion price of $0.00017 with 952,941,176 common shares to be issued. On the date of conversion, the fair market value of the dividend shares issued was $3,144,706 based upon the closing market price of the Company's common stock. Thus, the Company recorded additional expense of $3,144,706 in connection with the dividend shares issued. As of March 31, 2014, the Company has recorded within stockholders' equity "Shares to Be Issued" of $3,211,373 as the 1,019,607,842 common shares have not been delivered due to the 9.99% ownership limitation placed on the shareholders.

Series C Convertible Preferred Stock

On March 27, 2014, the Company entered into an agreement with the same party discussed above for the issuance of 100 notes receivable (the “Series C Notes”) from one issuer totaling $5,000,000 related to the sale of Series C Convertible Preferred Stock (see below for rights and preferences). The principal balance outstanding under the Series C Notes bears interest at the rate of 1.0% per annum. The entire unpaid principal balance, interest and any other charges due and payable under these Series C Notes will become due and payable 82 weeks from the date of issuance and is recorded as a reduction to Stockholders' Equity on the accompanying balance sheet. The Series C Notes deemed not due and payable should the Company not have either (i) a registration statement on file and effective with the SEC covering the underlying common shares issuable as a result of the Preferred Shares, or (ii) that the underlying common shares are eligible for trading under the then current Rule 144 as promulgated by the Securities of Act of 1933, as amended. The Company is also required to maintain adequate coverage of authorized shares, and must have the ability to issue common shares to the holder of the Preferred Shares in electronic format. Other customary events of default also apply. As of March 31, 2014, $4,949,505 of the Series C Notes balance remained unpaid. During the three months ended March 31, 2014, the Company received $50,495 in proceeds related to the payment on the Series C Notes. Additional, proceeds are dependent upon the Company maintaining sufficient authorized shares.

Ironridge Global IV, Ltd.

On September 19, 2012, the Supreme Court of the State of California for the County of Los Angeles Central District (the “Court”), entered an order (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act, in accordance with a stipulation of the Settlement Agreement between the Company, and Ironridge, in the matter entitled Ironridge Global IV, Ltd. v. Rapid Fire Marketing, Inc., Case No. BC 490059 (the “Action”). Ironridge commenced the Action against the Company to recover an aggregate of $643,133 of past-due accounts payable of the Company, plus fees and costs (the “Claim”). The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding upon the Company and Ironridge upon execution of the Order by the Court on September 19, 2012. The amounts due to Ironridge had previously been recorded within accounts payable but were reclassed to common stock to be issued within stockholders' equity upon settlement as the obligation was to be settled in shares of common stock. Upon issuance of common stock, the Company determines the fair market value of the common shares issued based upon the closing market price of the Company's common stock. The fair value of the common stock issued in excess of the reduction of the liability is recorded as a loss on common shares issued. During the three months ended March 31, 2013, the Company issued 320,000,000 common shares valued at $406,999 relieving $190,959 in amounts due to Ironridge and additional loss on common shares of $216,040. As of March 31, 2013, the Company's obligation to Ironridge was $370,559 which was settled through the issuance of common stock through the remainder of 2013.

The issuance of common stock to Ironridge pursuant to the terms of the Settlement Agreement approved by the Order is exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(10) thereof, as an issuance of securities in exchange for bona fide outstanding claims, where the terms and conditions of such issuance are approved by a court after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange shall have the right to appear. See Note 4 for discussion of additional transactions with Ironridge.

Equity Line of Credit

On February 28, 2014, the Company, entered into an Equity Line of Credit (the “Equity Line of Credit”) with Iconic Holdings, LLC (“Iconic”). Pursuant to the Equity Line of Credit, Iconic committed to purchase up to $2,000,000 of the Company’s common stock over twenty-four months from the first day following the effectiveness of a registration statement, subject to certain conditions.

As soon as the Company has an effective registration statement in place, the Company may draw on the facility from time to time, as and when it determines appropriate in accordance with the terms and conditions of the related Equity Line of Credit. The Company has not yet filed a registration statement registering the shares and therefore, it has not yet sold any shares under the Equity Line of Credit. The purchase price will be 85% of the lowest trading price of the Company's common stock during the five (5) consecutive trading day period beginning on the trading day immediately following the date of delivery of the applicable put notice. The maximum amount that the Company is entitled to put in on any one notice shall be any amount up to the greater of (i) the average of the trading dollar volume of the Company's common stock during the ten (10) trading days preceding the request or (ii) $100,000. Iconic is not obligated to purchase shares if its total number of shares beneficially held at that time would exceed 4.99% of the number of shares of the Company’s outstanding common stock as determined in accordance with Rule 13d-1 of the Securities Exchange Act of 1934, as amended. In addition, the Company is not permitted to draw on the facility unless there is an effective registration statement to cover the resale of the shares, which it does not currently have in place.

In addition, under the terms of the Equity Line of Credit the Company was required to issue Iconic 10% of the total commitment amount in restricted common stock as a commitment fee. The Company issued 29,585,799 shares of common stock valued at $88,757 based upon the closing market price of the Company's common stock on the date of the agreement. The Company recorded the value of such common stock as a deferred offering cost on the accompanying balance sheet which will be offset against future proceeds received in connection with Equity Line of Credit.

Convertible Notes Payable

As of January 28, 2014, the Company had incurred amounts of $82,500 owed to Pyrenees Investments, LLC for service rendered.  On January 28, 2014, the indebtedness was sold to Iconic Holdings, LLC, a third party. In connection with this sale, the Company issued a $82,500 convertible note to the third party.  The convertible note incurs interest at 10% per annum and is due January 24, 2015. If a default is called by the lender after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 20% per annum is triggered and retrospectively applied from the notes’ inception date on the unpaid amount, and in addition the principal balance is increased by 150% of the face amount of the note deemed in default. At any time the note may be converted into shares of common stock, at the lower of $0.0006 or 50% discount off the lowest trading price for the Company’s common stock within the twenty (20) days preceding the conversion. The Company recorded a discount totaling $82,500 related to the beneficial conversion feature embedded in the note upon issuance. See below for discussion of derivative liabilities related to the conversion feature due to the absence of a conversion floor. In connection with this agreement, the Company reserved 250,000,000 shares of its common stock with the transfer agent.

In February 2014, the Company borrowed $100,000 as evidenced by a convertible note issued to Iconic Holdings as part of a total note agreement of $165,000, including a $15,000 on issuance discount, which was entered into on January 28, 2014. The Company has yet to receive the remaining $50,000 in proceeds in which an additional $5,000 of an issuance discount will be recorded.  The convertible note incurs interest at 10% per annum and is due January 28, 2015. If a default is called by the lender after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 20% per annum is triggered and retrospectively applied from the notes’ inception date on the unpaid amount, and in addition the principal balance is increased by 150% of the face amount of the note deemed in default. At any time the note may be converted into common stock, at the lower of $0.0006 or 50% discount off the lowest trading price for the Company’s common stock within the twenty (20) days preceding the conversion. The Company recorded a discount totaling $110,000, which included $10,000 for the on issuance discount, related to the beneficial conversion feature embedded in the note upon issuance. See below for discussion of derivative liabilities related to the conversion feature due to the absence of a conversion floor. In connection with this agreement, the Company reserved 250,000,000 shares of its common stock with the transfer agent.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description
3.1	Series A Convertible Preferred Stock designation.

3.2	Series A2 Convertible Preferred Stock designation.

3.3	Series B Preferred Stock designation.

3.4	Series C Convertible Preferred Stock designation.

31.1	Certification by the Chief Executive Officer and Principal Financial Officer of Rapid Fire Marketing, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Chief Executive Officer and Principal Financial Officer of Rapid Fire Marketing, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101	Financial statements from the quarterly report on Form 10-Q of the Company for the quarters ended March 31, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2014	RAPID FIRE MARKETING, INC.

	By:	/s/ Thomas Allinder
Name: Thomas Allinder
Title: President, Principal Executive Officer and Principal Financial Officer

