Form 10-Q
period 2014-06-30
RAPID FIRE MARKETING, INC.
filed 2014-08-14
CIK 859917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-18656

RAPID FIRE MARKETING, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-0214836
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

311 West Third Street, Suite 1234 Carson City, NV	89703
(Address of Principal Executive Offices)	(Zip Code)

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

As of July 24, 2014, the Company had 3,725,591,789 shares of its common stock, $0.001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

RAPID FIRE MARKETING, INC
BALANCE SHEETS
(unaudited)

	June 30, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$19,402	$2,351
Accrued interest	15,320	16,744
Prepaid expense	90,000	-
Inventory	130,469	130,814
Deposit on inventory	104,000	104,000
Current assets	359,191	253,909

Deferred offering costs	88,757	-
Total assets	$447,948	$253,909

Liabilities and Stockholders' Equity (Deficit):
Current liabilities
Accounts payable and accrued liabilities	$128,219	$179,540
Convertible notes payable, net discount of $118,378 and $0	97,622	23,500
Derivative liabilities	536,432	-
Current liabilities	762,273	203,040
Total liabilities	762,273	203,040

Commitments and contingencies

Stockholders' Equity (Deficit):
Series A1 Convertible Preferred stock, $0.001 par value, 25,000,000 shares authorized, 7,790,000 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	7,790	7,790
Series A2 Convertible Preferred Stock, $0.001 par value, 300 shares authorized, 125 and 150 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	-	-
Series B Preferred Stock, $0.001 par value, 16,000,000 and 0 shares authorized, issued and outstanding at June 30, 2014 and December 31, 2013, respectively	16,000	-
Series C Preferred Stock, $0.001 par value, 5,000 shares authorized, 5,000 and 0 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	-	-
Common Stock,$0.001 par value 5,000,000,000 shares authorized, 3,645,591,789 and 2,789,513,042 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively. 500,000,000 shares reserved for issuance at June 30, 2014	3,645,591	2,789,513
Stock to be issued	2,998,206	10,000
Additional paid-in capital	18,460,310	12,597,276
Stock subscription receivable	(5,715,505)	(1,116,000)
Deferred stock compensation	(20,000)	(80,000)
Accumulated deficit	(19,706,717)	(14,157,710)
Total stockholders' equity (deficit)	(314,325)	50,869
Total liabilities and stockholders' equity (deficit)	$447,948	$253,909

See accompanying notes to financial statements.

RAPID FIRE MARKETING, INC
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Sales	$844	$5,687	$1,703	$13,546

Costs of sales	588	1,120	1,269	4,177

Gross profit	256	4,567	434	9,369

Operating expenses:
Sales and marketing	26,094	38,190	46,786	79,203
General and administrative	194,335	149,564	428,043	291,187
Research and development	40,625	-	40,625	-
Stock for services	30,000	-	80,737	30,000
Total operating expenses	291,054	187,754	596,191	400,390

Loss from operations	(290,798)	(183,187)	(595,757)	(391,021)

Other income (expense)
Interest income	2,120	3,149	4,573	6,519
Interest expense	(106,581)	(176)	(135,067)	(318)
Day one charge and change in fair value of derivative liabilities	1,328,026	-	(343,932)	-
Loss on common shares issued	-	(145,600)	(4,478,824)	(361,640)
Total other income (expense)	1,223,565	(142,627)	(4,953,250)	(355,439)

Net income (loss) before income taxes	932,767	(325,814)	(5,549,007)	(746,460)

Provision for income taxes	-	-	-	-

Net income (loss)	$932,767	$(325,814)	$(5,549,007)	$(746,460)

Basic net loss per share	$0.00	$(0.00)	$(0.00)	$(0.00)
Diluted net loss per share	$0.00	$(0.00)	$(0.00)	$(0.00)
Basic weighted average number of shares of common stock outstanding	3,541,361,020	2,132,903,791	3,459,829,181	1,887,323,681
Diluted weighted average number of shares of common stock outstanding	5,151,449,853	2,132,903,791	3,459,829,181	1,887,323,681

See accompanying notes to financial statements.

RAPID FIRE MARKETING, INC
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,549,007)	$(746,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Day one charge and loss on change in fair market value of derivative liabilities	343,932	-
Common stock issued for services and stock based compensation	109,737	30,000
Fair market value of common stock issued in connection with Series A preferred stock dividends	4,478,824	-
Amortization of discount on convertible notes payable	74,122	-
On issuance discount on convertible notes payable	10,000	-
Loss on shares issued in excess of liabilities settled	-	361,640
Changes in operating assets and liabilities:		-
Accrued interest receivable	1,424	(6,519)
Prepaid expenses	-	137,050
Inventory	345	2,804
Deposit on inventory	-	-
Other assets	-	-
Accounts payable	31,179	13,510
Net cash used in operating activities	(499,444)	(207,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	100,000	9,500
Proceeds received from stock subscription	400,495	200,767
Deferred stock compensation	-	-
Preferred stock issued for cash	16,000	-
Change in common stock	-	-
Common stock to be issued	-	-
APIC	-	-
Net cash provided by financing activities	516,495	210,267

Change in cash and cash equivalents	17,051	2,292
Cash and cash equivalents, beginning of period	2,351	1,722
Cash and cash equivalents, end of period	$19,402	$4,014

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of preferred stock into common stock	$250,000	$3,000
Conversion of accounts payable into convertible note	$82,500	$-
Issuance of common stock accounted for as deferred offering costs	$88,757	$-
Increase in subscription receivable	$5,000,000	$-
Discount on convertible notes payable	$192,500	$-
Issuance of common stock accounted for as a prepaid	$135,000	$-

See accompanying notes to financial statements.

RAPID FIRE MARKETING, INC

Notes to Financial Statements

June 30, 2014

Note 1 -	Organization and Description of Business

Rapid Fire Marketing, Inc. (the “Company” or “RFMK”) was incorporated under the laws of the state of Delaware in 1989 as G.D.E. Search Corporation. In 2001, the Company changed its name to N-Vision Technology. In July 2007, the Company changed its name to Rapid Fire Marketing, Inc.

The Company is a developer and reseller of herbal vaporizers. The core strategy of the Company is to maximize revenues in the rapidly expanding vaporizer industry. The Company currently sells the CANNAcig and Cumulus personal vapor inhalers. Beginning in February of 2013, the Company began developing a dry herbal vaporizer. The dry herbal vaporizer was still in development and testing as of the end of June 30, 2014 and is expected to be available by September 2014.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto for the Company for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K. The financial statements for the three and six months ended June 30, 2014 are not necessarily indicative of the results expected for the year ending December 31, 2014.

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

The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. During the six months ended June 30, 2014, the Company funded operations through the receipt of $100,000 in convertible notes payable, $350,000 in connection with Series A2 Notes related to Series A2 Convertible Preferred stock and $50,495 in connection with the sale of Series C Convertible Preferred Stock. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

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

Inventory

Inventory consists of two finished products, the CANNAcig Vapor Inhaler and the Cumulus Vapor Inhaler, which are valued at the lower of cost or market valuation under the first-in, first-out method of costing. In addition, deposits on inventory consist of monies advanced to the contract manufacturer in connection with the production of our new dry herbal vaportizer.

Revenue Recognition

The Company generates revenue from the product sales of the CANNAcig Vapor Inhaler and the Cumulus Vapor Inhaler product sales of Bionic cigarettes revenue is recognized when the purchase is complete and shipment has occurred.

Research and Development

All research and development costs, including licensing costs, are charged to expense as incurred. In accordance with this policy, all costs associated with the design, development and testing of the Company's products have been expensed as incurred.

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014 and December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaids, accounts payable, accrued liabilities, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term nature or because they are payable on demand. As of June 30, 2014, the Company's derivative liabilities were considered Level 2. See Note 3 for discussion regarding the determination of the fair market value.

Earnings (loss) Per Share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding shares of convertible debt, preferred stock, options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding convertible debt, preferred stock, options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2014 and 2013, the Company's dilutive securities consisted of convertible notes payable and Series A1, Series A2 and Series C preferred stock. If the holders of the convertible notes payable, Series A1 Preferred Stock, Series A2 Preferred Stock and Series C Preferred Stock all converted, the Company would be in excess of their authorized shares. The following is a summary of outstanding securities which have been included in the calculation of diluted net income per share and reconciliation of net income available to common stock holders for the three months ended June 30, 2014:

Three Months Ended
June 30, 2014
Weighted average common shares outstanding used in calculating basic earning per share	3,541,361,020
Effect of convertible preferred stock	1,289,255,500
Effect of convertible notes payable	320,833,333
Weighted average common and common equivalent shares outstanding used in calculating diluted earning per share	5,151,449,853

Net income as reported	$932,767
Add: Interest on convertible notes payable	4,813
Add: Amortization of discount on convertible notes payable	50,104
Net income available to common stockholders	$987,684

The following is a summary of outstanding dilutive securities in which have been excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive for the six months ended June 30, 2014 and the three and six months ended June 30, 2013:

	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2013
Convertible preferred stock	1,289,255,500	900,366,600	900,366,600
Convertible notes payable	320,833,333	-	-
	1,610,088,833	900,366,600	900,366,600

Note 3 -	Convertible Notes Payable and Derivative Liabilities

As of January 28, 2014, the Company had incurred amounts of $82,500 owed to Pyrenees Investments, LLC for service rendered.  On January 28, 2014, the indebtedness was sold to Iconic Holdings, LLC, a third party. In connection with this sale, the Company issued a $82,500 convertible note to the third party.  The convertible note incurs interest at 10% per annum and is due January 24, 2015. If a default is called by the lender after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 20% per annum is triggered and retrospectively applied from the note's inception date on the unpaid amount, and in addition the principal balance is increased by 150% of the face amount of the note deemed in default. At any time the note may be converted into shares of common stock, at the lower of $0.0006 or 50% discount off the lowest trading price for the Company’s common stock within the twenty (20) days preceding the conversion. The Company recorded a discount totaling $82,500 related to the beneficial conversion feature embedded in the note upon issuance. See below for discussion of derivative liabilities related to the conversion feature due to the absence of a conversion floor. In connection with this agreement, the Company reserved 250,000,000 shares of its common stock with the transfer agent.

In February 2014, the Company borrowed $100,000 as evidenced by a convertible note issued to Iconic Holdings as part of a total note agreement of $165,000, including a $15,000 on issuance discount, which was entered into on January 28, 2014. The Company has yet to receive the remaining $50,000 in proceeds in which an additional $5,000 of an issuance discount will be recorded.  The convertible note incurs interest at 10% per annum and is due January 28, 2015. If a default is called by the lender after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 20% per annum is triggered and retrospectively applied from the note's inception date on the unpaid amount, and in addition the principal balance is increased by 150% of the face amount of the note deemed in default. At any time the note may be converted into common stock, at the lower of $0.0006 or 50% discount off the lowest trading price for the Company’s common stock within the twenty (20) days preceding the conversion. The Company recorded a discount totaling $110,000, which included $10,000 for the on issuance discount, related to the beneficial conversion feature embedded in the note upon issuance. See below for discussion of derivative liabilities related to the conversion feature due to the absence of a conversion floor. In connection with this agreement, the Company reserved 250,000,000 shares of its common stock with the transfer agent.

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

During the six months ended June 30, 2014, the Company issued convertible debt with principal amounts of $192,500. At the inception of these notes, they were fully discounted due to value of the associated derivative liabilities. Aggregate remaining discounts on convertible notes to be accreted over the life of each respective note using the straight line method are $118,378 as of June 30, 2014. For the six months ended June 30, 2014, interest expense from accretion of the discount was $74,122.

Aggregate derivative liabilities associated with remaining convertible notes were $536,432 as of June 30, 2014. Based on this revaluation at quarter end and the revaluation of derivative liabilities measured during the period immediately before extinguishment of associated convertible notes, the Company recognized a loss related to the day one value of the derivative liabilities of $996,962 and a loss (gain) in the change of fair value of derivative liability of ($1,328,026) and ($653,030) during the three and six months ended June 30, 2014, respectively.

The following are the weighted average variable used in determining the fair market value of the Company's derivative liabilities:

Date	January 28, 2014	February 28, 2014	June 30, 2014
Closing stock price of common stock	$0.0017	$0.0017	$0.0019
Conversion price	$0.0002	$0.0006	$0.0006
Expected life in years	1.00	1.00	0.58
Risk free rate	0.11%	0.11%	0.09%
Expected annual volatility	294.70%	301.70%	315.20%
Dividend percentage	0.00%	0.00%	0.00%

Note 4 -	Subscriptions Receivables

As of June 30, 2014, the Company held 17 notes receivable (the “Series A2 Notes”) from Ironridge Global IV, Ltd totaling $834,000 related to the sale of Series A2 Convertible Preferred Stock (see below for rights and preferences). The principal balance outstanding under the Series A2 Notes bears interest at the rate of 1.0% per annum. The entire unpaid principal balance, interest and any other charges due and payable under these Series A2 Notes will become due and payable 29 months from the date of issuance (September 21, 2012) and is recorded as a reduction to Stockholders' Equity on the accompanying balance sheet. The Series A2 Notes shall be deemed not due and payable should the Company not have either 1) a registration statement on file and effective with the SEC covering the underlying common shares issuable as a result of the preferred shares, or 2) that the underlying common shares are eligible for trading under the then current Rule 144 as promulgated by the Securities of Act of 1933, as amended. The Company is also required to maintain adequate coverage of authorized shares, and must have the ability to issue common shares to the holder of the preferred shares in electronic format. Other customary events of default also apply. As of June 30, 2014, approximately $750,000 of the Series A2 Notes balance remained unpaid. During the six months ended June 30, 2014, the Company received $350,000 in proceeds related to the payment of the Series A2 Notes and recorded interest income of $4,573. In addition, subscription receivables includes $16,000 in excess common stock in which was issued to the holders of Series A2 Notes which needs to be remitted by the holder.

On March 27, 2014, the Company entered into an agreement with the same party discussed above for the issuance of 100 notes receivable (the “Series C Notes”) from one issuer totaling $5,000,000 related to the sale of Series C Convertible Preferred Stock (see below for rights and preferences). The principal balance outstanding under the Series C Notes bears interest at the rate of 1.0% per annum. The entire unpaid principal balance, interest and any other charges due and payable under these Series C Notes will become due and payable 82 weeks from the date of issuance and is recorded as a reduction to Stockholders' Equity on the accompanying balance sheet. The Series C Notes deemed not due and payable should the Company not have either 1) a registration statement on file and effective with the SEC covering the underlying common shares issuable as a result of the preferred shares, or 2) that the underlying common shares are eligible for trading under the then current Rule 144 as promulgated by the Securities of Act of 1933, as amended. The Company is also required to maintain adequate coverage of authorized shares, and must have the ability to issue common shares to the holder of the preferred shares in electronic format. Other customary events of default also apply. As of June 30, 2014, $4,949,505 of the Series C Notes balance remained unpaid. During the six months ended June 30, 2014, the Company received $50,495 in proceeds related to the payment on the Series C Notes. Additional, proceeds are dependent upon the Company maintaining sufficient authorized shares.

Note 5 -	Stockholders’ Equity

Preferred Stock

Series A1 Preferred Stock

On September 6, 2011, the Company filed a Certificate of Designation of Series A1 Convertible Preferred Stock ("Series A1") with the Secretary of State of Nevada. Pursuant to the Series A1 Certificate of Designation, the Company designated 25,000,000 shares of its blank check preferred stock as Series A1 Preferred Stock. The Series A1 Preferred Stock ranks senior to the common stock (the "Junior Stock"). The Series A1 Preferred Stock can be converted at anytime into 30 common shares per one preferred share. In the event of a liquidation, the Series A1 Preferred Stock will be entitled to a liquidation at the same as common stock. The Series A1 Preferred Stock has no voting rights.

Series A2 Preferred Stock

On October 5, 2012, the Company filed a Certificate of Designation of Series A2 Convertible Preferred Stock ("Series A2") with the Secretary of State of Nevada. Pursuant to the Series A2 Certificate of Designation, the Company designated 300 shares of its blank check preferred stock as Series A2 . The Series A2 ranks senior to the common stock and any subsequently created series of preferred stock that does not expressly rank pari passu with or senior to the Series A2 (the "Junior Stock"). The Series A2 can be converted at anytime and has a fixed conversion price of $0.00225 per common share. The Series A2 is entitled to minimum six years worth of dividends accruing at a rate of 8.5% per annum potentially increasing to 18% per annum under certain circumstances such as a significant decrease in the price of the Company's common stock. Dividends are payable in cash or in shares of common stock valued at 85.0% of the closing market price of the Company's common stock for any trading day following the issuance date of the Series A2. In the event of a liquidation, the Series A2 will be entitled to a payment of the Stated Value of $10,000 per share plus any accrued but unpaid dividends prior to any payments being made in respect of the Junior Stock. The holders of Series A2 does not have voting rights, except for shares in which have already been converted into shares of common stock.

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

On February 11, 2014, the holder converted 15 Series A2 shares into 66,666,666 shares of common stock. In addition, under the terms of the Series A2 the holder was entitled to immediate payment of dividends on the $150,000 stated value of the Series A2 at an annual dividend rate of 18% rate, which is an increase over the stated 8.5% due to adjustments related to the decrease in the fair market value of the Company's common stock, for a period of six years resulting in dividends payable of $162,000. The holder elected to convert the dividends to common stock based upon 85% of the closing market price as disclosed above resulting in a conversion price of $0.00017 with 952,941,176 common shares to be issued. On the date of conversion, the fair market value of the dividend shares issued was $3,144,706 based upon the closing market price of the Company's common stock. Thus, the Company recorded additional expense of $3,144,706 in connection with the dividend shares issued. As of June 30, 2014, the Company has recorded within stockholders' equity "Shares to Be Issued" of $2,853,206 as the 864,607,842 common shares have not been delivered due to the 9.99% ownership limitation placed on the shareholders.

Series B Preferred Stock

On February 28, 2013, the Company filed a Certificate of Designation of Series B Convertible Preferred Stock ("Series B") with the Secretary of State of Nevada. Pursuant to the Series B Certificate of Designation, the Company designated 16,000,000 shares of its blank check preferred stock as Series B . The Series B ranks senior to the common stock and any subsequently created series of preferred stock that does not expressly rank pari passu with or senior to the Series B (the "Junior Stock"). The Series B cannot be converted into any other securities and does not receive dividends. Each share of Series B shall have voting rights equal to that of 2,000 shares of common stock. In the event of a liquidation, the Series B will be entitled to net assets on a pro rata basis.

On March 1, 2013, the Company issued its Chief Executive Officer 16,000,000 shares of Series B Preferred Stock. The Company valued the Series B at its par value resulting in a current period expense of $16,000. The only rights the holder under the Series B has relates to voting control of the Company, which prior to the issuance the Chief Executive Officer, was the only officer and Board of Director member and already could make significant decisions. Although, the Series B was issued during the year ended December 31, 2013, it was not accounted for until the six months ended June 30, 2014. The effect on the prior years' financial statements is deemed insignificant and thus the amounts have not been restated.

Series C Preferred Stock

On March 27, 2014, the Company filed a Certificate of Designation of Series C Convertible Preferred Stock ("Series C") with the Secretary of State of Nevada. Pursuant to the Series C Certificate of Designation, the Company designated 5,000 shares of its blank check preferred stock as Series C. The Series C ranks senior to the common stock and any subsequently created series of preferred stock that does not expressly rank pari passu with or senior to the Series C (the "Junior Stock") and pari passu in rights to dividends and liquidation to the Series A2 and junior to all existing and future indebtedness of the Company. The Series C can be converted at anytime and has a fixed conversion price of $0.01 per common share. The Series C is entitled to minimum six years worth of dividends accruing at a rate of 8.5% per annum potentially increasing to 18% per annum under certain circumstances such as a significant decrease in the price of the Company's common stock. Dividends are payable in cash or in shares of common stock valued at 85.0% of the closing market price of the Company's common stock for any trading day following the issuance date of the Series C. In the event of a liquidation, the Series C will be entitled to a payment of the Stated Value of $10,000 per share plus any accrued but unpaid dividends prior to any payments being made in respect of the Junior Stock. The holders of Series C do not have voting rights, except for shares in which have already been converted into shares of common stock. During the six months ended June 30, 2014, the Company issued 5,000 shares of Series C for a subscription receivable of $5.0 Million, see Note 4 for additional information.

Common Stock

During the six months ended June 30, 2014, the Company issued 1,754,386 shares of common stock valued at $4,737 based upon the closing market price of the Company's common stock on the date of the agreement to a third party for the rights to future royalties related to Global Specialty Products, Inc.'s MicroRoasters brand.

In addition, the Company amortized $60,000 of deferred compensation related to common stock granted during the year ended December 31, 2013 which is being expensed over the service period. As of June 30, 2014, the Company had $20,000 of amortization remaining which will be expensed during the year ending December 31, 2014.

Additionally, during the six months ended June 30, 2014, the Company issued 50,000,000 shares of common stock valued at $135,000 based upon the closing market price of the Company's common stock on the on the date of the agreement to a third party for sales and marketing services. The fair market value of the common stock issued was recorded as prepaid expenses and is being amortized over the contract period of one year. During the six months ended June 30, 2014, the Company amortized $45,000 to sales and marketing on the accompanying statement of operations. As of June 30, 2014, the remaining prepaid is $90,000. In addition, as of the date of this filing the common stock has not been issued and thus the value of $135,000 is recorded within stock to be issued on the accompanying balance sheet.

On January 27, 2014, the Company entered into a settlement with the prior management whereby prior management agreed to return 60,000,000 shares of the Company’s common stock previously issued to them for services rendered. In return, the Company has agreed to release prior management from any claims related to all costs deemed of a non-business nature. The Company accounted for the shares at their par value of $60,000 reducing common stock by that amount with the reclass to additional paid in capital. Upon return, the common stock was cancelled by the transfer agent and reflected in our calculation of weighted average shares for the six months ended June 30, 2014 as of the date of the agreement

During the six months ended June 30, 2013, the Company issued 90,000,000 shares of common stock in connection with the conversion of 3,000,000 shares of Series A1 Preferred Stock with a carrying value of $3,000 held by the former Chief Executive Officer.

Ironridge Global IV, Ltd.

On September 19, 2012, the Supreme Court of the State of California for the County of Los Angeles Central District (the “Court”), entered an order (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement (the “Settlement Agreement”) between Rapid Fire Marketing, Inc., a Nevada corporation (the “Company”), and Ironridge Global IV, Ltd. (“Ironridge”), in the matter entitled Ironridge Global IV, Ltd. v. Rapid Fire Marketing, Inc., Case No. BC 490059 (the “Action”). Ironridge commenced the Action against the Company to recover an aggregate of $643,133 of past-due accounts payable of the Company, plus fees and costs (the “Claim”). The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding upon the Company and Ironridge upon execution of the Order by the Court on September 19, 2012. The amounts due to Ironridge had previously been recorded within accounts payable but were reclassed to common stock to be issued within stockholders' equity upon settlement as the obligation was to be settled in shares of common stock. Upon issuance of common stock, the Company determines the fair market value of the common shares issued based upon the closing market price of the Company's common stock. The fair value of the common stock issued in excess of the reduction of the liability is recorded as a loss on common shares issued. During the six months ended June 30, 2013, the Company issued 320,000,000 common shares valued at $406,999 relieving $190,959 in amounts due to Ironridge and additional loss on common shares of $216,040. As of June 30, 2013, the Company's obligation to Ironridge was $370,559 which was settled through the issuance of common stock through the remainder of 2013.

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

In addition, under the terms of the Equity Line of Credit the Company was required to issue Iconic 10% of the total commitment amount in restricted common stock as a commitment fee. The Company issued 29,585,799 shares of common stock valued at $88,757 based upon the closing market price of the Company's common stock on the date of the agreement. The Company recorded the value of such common stock as a deferred offering cost on the accompanying balance sheet which will be offset against future proceeds received in connection with Equity Line of Credit. As of June 30, 2014, no proceeds have been received under the Equity Line of Credit.

Note 6 -	Related Party Transactions

On March 28, 2013, the Company executed a 3% convertible note with a shareholder for $9,500 due within one year. The note is convertible into the Company's common stock at a rate of $0.001 per share subject to various adjustments due to stock splits, change in control, etc. As of June 30, 2014, the note was in default, however, a demand for payment has not been received.

On November 29, 2012, the Company executed a 3% convertible note with a shareholder for $14,000 due within one year. The note is convertible into the Company's common stock at the lesser of $0.001 per share (subject to various adjustments due to stock splits, change in control, etc) or a 20% discount to the current bid price on the date of conversion. As of June 30, 2014, the note was in default, however, a demand for payment has not been received.

As of June 30, 2014, amounts due to our Chief Executive Officer for salary payable recorded within Accounts Payable on the accompanying balance sheet were $36,500.

Note 7 -	Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2014 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our Business

The core business of Rapid Fire Marketing is the development and sale of vapor inhalers. The vapor inhaler is the base technology for the CANNAcig and Cumulus product. At this time, we are developing additional products based on vapor inhaler technology including, primarily the Pocket Puffer. The Pocket Puffer has been in development and tested throughout 2013 and is expected to reach the market around September 2014. We believe vapor inhalers have a greater opportunity to be successful in the retail markets where it is sold without the active ingredient. Accordingly, we do not sell any products units with active ingredients.

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

The Company’s objectives are consumer focused:

(a)	Create and develop the most innovative vaporizer products on the market.

(b)

Develop customer and brand loyalty, by creating the most innovative cost-effective products on the market, and using such that customer loyalty to develop renewable payment revenue streams through sales of accessories, parts and new units as they are developed or acquired.

(c)	To establish a dominant market presence by reaching profitability quickly and using that profit as re-investment into new product development, market share strategies and customer loyalty programs.

The key day-to-day processes that our business performs to serve our customers are as follows:

(a)

Product Development: The CANNAcig has been fully developed and tested by the former CEO, Michael Amezquita and former consultant, Judah Nieditch. They developed the CANNAcig using twenty random consumers to help test the design. Feedback was gathered by these consumers and incorporated into the design before it was submitted to HexCorp, for manufacturing.

(b)

Sales: Initially, the product was sold in retail smoke shops in Arizona and California, as well as online. A one-time sale through a distributor (GotVape.com) was conducted as well. However at this time, all sales are being conducted online through an independent contractor who owns theCANNAcig.com website.

(c)

Marketing: Our primary marketing methods include internet marketing, social media, E-mail, news and press releases among others. All internet marketing, email and social media marketing is conducted through “inbound marketing.” Inbound marketing means that people must subscribe to receive marketing materials through the Company website or through social media platforms maintained by the Company. Email marketing materials are only provided to those customers who opt-in as it is illegal under the CANSPAM Act to transmit email that is unsolicited. PR Newsire and MacReport Media were used to transmit news releases regarding Company and product development.

Our relevant market is large enough for our company to enjoy potential success given the current size of the electronic cigarette and vaporizer markets. Although there are many competitors on the internet marketplace, we believe that if we are successful in developing brand recognition, we can develop a large share of the market.

(d)	Customer Service: Customer Service is managed directly in-house to resolve any customer questions or concerns.

Plan of Operations

We have limited cash flow from operations, our ability to maintain normal operations is entirely dependent upon obtaining adequate cash to finance operations and our research and development activities. Since inception, we have raised capital to finance operations through sales of equity, short-term debt in which our obligations were paid immediately, product financing and issuances of equity for services. It is unknown when, if ever, we will achieve a level of revenues adequate to support its costs and expenses. Our independently registered public accounting firm included in their most recent audit opinion that there was substantial doubt regarding our going concern.

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

In order for us to meet our basic financial obligations, including salaries and normal operating expenses, we plan to sell additional units of our products and to seek additional equity or debt financing. We have commitments for $750,000 remaining on the purchase of Series A2 Preferred Stock and $5,000,000 for the purchase of Series C Preferred Stock in financing from Ironridge Global, an international fund. To date we have received $800,495, with approximately subsequent 117 tranches remaining of $50,000, or $5,715,505, which includes $16,000 receivable due to an over issuance of common stock. The receipt of this funding is dependent upon the Company maintaining a sufficient number of authorized shares, etc. The Company cannot assure this will be adequate financing to meet our needs over the next 12 months or through the years of scheduled payments due in connection with the financings.

We are continuing our efforts to obtain customers for our products, to expand sales efforts worldwide and to expand the industries we target for possible customers. We also have plans to develop additional products and revise or modify our current products. As a result, we intend to hire additional personnel who have industry experience and training so that they can be immediately effective in building our company and brand. We retain most design, product configuration and technical engineering resources “in-house.” We will continue to develop new products over the next twelve months and plan to invest a certain amount of funds to product development. However, at this time, we do not believe that our investment in product development will be a significant cost in relation to the overall expenses of our company.

We do not plan on a large equipment purchase or a significant change to the number of employees, other than to hire some additional individuals with industry experience, over the next twelve months. We do plan to implement a contract sales force to help distribute its products through retail outlets in the 17 states where its products are legally sold.

Results of Operations

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Sales for the six months ended June 30, 2014, were $1,703, a decrease of $11,843 or 87.4%, as compared to $13,546 for the six months ended June 30, 2013. The decrease was due to limited funds available for marketing, as well as our inability to fully maintain and staff the sales function, and the related marketing support. In addition, we have reduced our marketing of the CANNAcig and Cumulus and have focused our efforts to getting the Pocket Puffer to market. We also incurred direct costs of $1,269 and $4,177 related to sales during the six months ended June 30, 2014 and 2013, respectively. The decrease of $2,908 or 69.6% between the 2014 and 2013 same periods was a result of the decreased sales.

Sales and marketing expenses were $46,786 for the six months ended June 30, 2014, a decrease of $32,417 or 40.9% over the prior period of $79,203. The decrease in sales and marketing expenses was due to limited funds available for marketing and our emphasis on bringing our new product, Pocket Puffer, to market. General and administrative expenses were $428,043 for the six months ended June 30, 2014, an increase of $136,856 or 47.0% over the prior period of $291,187. The increase in general and administrative expense was due to an increase in professional fees related to filing our Form 10, as amended, and our annual report on Form 10-K in which these costs were not incurred during the prior comparable period. Research and development expenses were $40,625 for the six months ended June 30, 2014, an increase of $40,625 or 100.0% over the prior period of $0. The increase in research and development expenses was due to costs associated with developing prototypes for our new product, Pocket Puffer, which were not present during the prior comparable period. Stock for services expense was $80,737 for the six months ended June 30, 2014, as compared to $30,000 for the six months ended June 30, 2013, an increase of $50,737 or 169.1%. The increase in stock for services expense during the current period was a result of increased amortization of deferred compensation and the value of common stock issued for services, whereby no shares were issued in the prior comparable period.

Other income and (expense) was ($4,953,250) for the six months ended June 30, 2014, an increase of $4,597,811 or 1,293.6% over the prior period of ($355,439). The significant increase was due to the fair market value of derivative liabilities recorded in connection with convertible debt issued during the current period. The convertible notes have conversion features in which adjust based on market price. In addition, under the terms of the Series A2 preferred stock agreement with Ironridge they receive six (6) years worth of dividends upon conversion of their Series A2 into preferred stock. The loss on common shares issued during the six months ended June 30, 2014 is related to the conversion of 25 Series A2 shares into common stock. The Company records the common shares issuable for the dividends at the fair market value of the common stock on the date of conversion.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Sales for the three months ended June 30, 2014, were $844, a decrease of $4,843 or 85.2%, as compared to $5,687 for the three months ended June 30, 2013. The decrease was due to limited funds available for marketing, as well as our inability to fully maintain and staff the sales function, and the related marketing support. In addition, we have reduced our marketing of the CANNAcig and Cumulus and have focused our efforts to getting the Pocket Puffer to market. We also incurred direct costs of $588 and $1,120 related to sales during the three months ended June 30, 2014 and 2013, respectively. The decrease of $532 or 47.5% between the 2014 and 2013 same periods was a result of the decreased sales.

Sales and marketing expenses were $26,094 for the three months ended June 30, 2014, a decrease of $12,096 or 31.7% over the prior period of $38,190. The decrease in sales and marketing expenses was due to due to limited funds available for marketing and our emphasis on bringing our new product, Pocket Puffer, to market. General and administrative expenses were $194,335 for the three months ended June 30, 2014, an increase of $44,771 or 29.9% over the prior period of $149,564. The increase in general and administrative expense was due to an increase in professional fees related to filing our Form 10, as amended, and our annual report on Form 10-K in which these costs were not incurred during the prior comparable period. Research and development expenses were $40,625 for the six months ended June 30, 2014, an increase of $40,625 or 100.0% over the prior period of $0. The increase in research and development expenses was due to costs associated with developing prototypes for our new product, Pocket Puffer, which were not present during the prior comparable period. Stock for services expense was $30,000 for the three months ended June 30, 2014, as compared to $0 for the three months ended June 30, 2013, an increase of $30,000 or 100.0%. The increase in stock for services expense during the current period was a result of increased amortization of deferred compensation and the value of common stock issued for services, whereby no shares were issued in the prior comparable period.

Other income and (expense) was $1,223,565 for the three months ended June 30, 2014, an increase of $1,366,192 or 957.9% over the prior period of ($142,627). The significant increase was due to the fair market value of derivative liabilities recorded in connection with convertible debt issued during the current period. The convertible notes have conversion features in which adjust based on market price.

Liquidity and Capital Resources

We used cash of $499,444 in our operating activities in the six months ended June 30, 2014, compared to $207,975 in the same period in 2013. During the six months ended June 30, 2014, the use of cash was primarily related to the net loss incurred due to our limited revenue generating operations offset by non-cash charges related to the issuance of common stock for preferred stock dividends of $4,478,824 and the day one loss and adjustment to fair value in connection with our derivative liabilities of $343,932. Changes in other operation accounts such as inventory were insignificant due to the limited sales of our product during the current quarter. During the six months ended June 30, 2013 our use of cash was offset by $30,000 of stock based compensation, and the loss on shares of $361,640 in connection with the issuance of common stock in settlement of amounts due to Ironridge. Decrease in prepaid expenses was related to the amortization of these amounts due to the related services being provided. In addition, the increase in accounts payable was due to amounts payable to our Chief Executive Officer for payroll and accruals for a consultant who was providing marketing and public relation services in which we did not have sufficient capital on hand to satisfy the obligations as they were incurred.

Our financing activities provided cash of $516,495 in the six months ended June 30, 2014 compared to $210,267 in the same period in 2013. During the six months ended June 30, 2014, we received proceeds of $400,495 from stock subscription receivable, and $100,000 from issuance of convertible notes payable. We continue to be dependent upon the sale of debt and equity instruments to fund our operations. As costs have increased during the six months ended June 30, 2014 due in part by the expansion of operations and costs related to being a public company, we have had the need to obtain additional financing.

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

Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Basic net income or loss per share is computed by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants that are deemed “in the money” are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Also, under this method, convertible notes and preferred stock are treated as if they were converted at the beginning of the period.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure of Controls and Procedures.

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of June 30, 2014 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description
3.1	Series A Convertible Preferred Stock designation (Incorporated by reference to the Company's Form 10-Q, as filed with the SEC on May 20, 2014).
3.2	Series A2 Convertible Preferred Stock designation (Incorporated by reference to the Company's Form 10-Q, as filed with the SEC on May 20, 2014).
3.3	Series B Preferred Stock designation (Incorporated by reference to the Company's Form 10-Q, as filed with the SEC on May 20, 2014).
3.4	Series C Convertible Preferred Stock designation (Incorporated by reference to the Company's Form 10-Q, as filed with the SEC on May 20, 2014).
31.1	Certification by the Chief Executive Officer and Principal Financial Officer of Rapid Fire Marketing, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1	Certification by the Chief Executive Officer and Principal Financial Officer of Rapid Fire Marketing, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101	Financial statements from the quarterly report on Form 10-Q of the Company for the quarters ended June 30, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2014	RAPID FIRE MARKETING, INC.

	By:	/s/ Thomas Allinder
	Name:	Thomas Allinder
	Title:	President, Principal Executive Officer and Principal Financial Officer

S-1