Form 10-Q
period 2014-09-30
RAPID FIRE MARKETING, INC.
filed 2014-11-14
CIK 859917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

As of November 1, 2014, the Company had 4,785,208,217 shares of its common stock, $0.001 par value per share, outstanding.

RAPID FIRE MARKETING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

RAPID FIRE MARKETING, INC

BALANCE SHEETS

(unaudited)

	September 30, 2014	December 31, 2013
Assets:
Current assets
Cash and cash equivalents	$5,957	$2,351
Accrued interest	15,537	16,744
Accounts receivable	-	-
Prepaid expense	56,250	-
Inventory	130,273	130,814
Deposit on inventory	104,000	104,000
Current assets	312,017	253,909

Deferred offering costs	209,810	-
Total assets	$521,827	$253,909

Liabilities and Stockholders' Equity (Deficit):
Liabilities:
Current liabilities
Accounts payable and accrued liabilities	$199,099	$179,540
Convertible notes payable, net discount of $118,378 and $0	68,277	23,500
Derivative liabilities	218,682	-
Current liabilities	486,058	203,040
Total liabilities	486,058	203,040

Commitments and contingencies

Stockholders' Equity:
Series A1 Convertible Preferred stock, $0.001 par value, 25,000,000 shares authorized, 2,790,000 and 7,790,000 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	2,790	7,790
Series A2 Convertible Preferred Stock, $0.001 par value, 300 shares authorized, 125 and 150 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	-	-
Series B Preferred Stock, $0.001 par value, 16,000,000 and 0 shares authorized, issued and outstanding at September 30, 2014 and December 31, 2013, respectively	16,000	-
Series C Preferred Stock, $0.001 par value, 5,000 shares authorized, 5,000 and 0 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	-	-
Common Stock,$0.001 par value 5,000,000,000 shares authorized, 4,609,208,217 and 2,789,513,042 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively. 500,000,000 shares reserved for issuance at June 30, 2014	4,609,208	2,789,513
Stock to be issued	1,760,706	10,000
Additional paid-in capital	19,358,578	12,597,276
Stock subscription receivable	(5,615,505)	(1,116,000)
Deferred stock compensation	-	(80,000)
Accumulated deficit	(20,096,008)	(14,157,710)
Total stockholders' equity	35,769	50,869
Total liabilities and stockholders' equity	$521,827	$253,909

See accompanying notes to financial statements.

RAPID FIRE MARKETING, INC

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
		(as restated)		(as restated)

Sales	$1,373	$3,242	$3,076	$16,788

Costs of sales	936	1,166	2,205	5,343

Gross profit	437	2,076	871	11,445

Operating expenses:
Sales and marketing	42,425	16,970	89,211	96,173
General and administrative	422,925	131,850	850,968	423,037
Research and development	-	-	40,625	-
Stock for services	20,000	10,000	100,737	40,000
Total operating expenses	485,350	158,820	1,081,541	559,210

Loss from operations	(484,913)	(156,744)	(1,080,670)	(547,765)

Other income (expense)
Interest income	2,142	3,023	6,715	9,542
Interest expense	(81,771)	(178)	(216,838)	(496)
Day one charge and change in fair value of derivative liablities	175,251	-	(168,681)	-
Loss on common shares issued	-	12,305	(4,478,824)	(349,335)
Total other income (expense)	95,622	15,150	(4,857,628)	(340,289)

Net loss before income taxes	(389,291)	(141,594)	(5,938,298)	(888,054)

Provision for income taxes	-	-	-	-

Net loss	$(389,291)	$(141,594)	$(5,938,298)	$(888,054)

Basic net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic weighted average number of shares of common stock outstanding	4,149,578,770	1,885,113,886	3,737,095,863	1,785,586,108
Diluted weighted average number of shares of common stock outstanding	4,149,578,770	1,885,113,886	3,737,095,863	1,785,586,108

See accompanying notes to financial statements.

RAPID FIRE MARKETING, INC

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:		(as restated)
Net loss	$(5,938,298)	$(888,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Day one charge and loss on change in fair market value of derivative liabilities	168,681	-
Common stock issued for services and stock based compensation	439,320	40,000
Series B preferred stock issued for services	16,000	-
Fair market value of common stock issued in connection with Series A preferred stock dividends	4,478,824	-
Amortization of discount on convertible notes payable	114,777	-
On issuance discount on convertible notes payable	10,000	-
Loss on shares issued in excess of liabilities settled	-	349,335
Changes in operating assets and liabilities:
Accrued interest receivable	1,207	(9,542)
Prepaid expenses	-	182,904
Inventory	541	12,930
Accounts payable	112,059	52,250
Net cash used in operating activities	(596,889)	(260,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	100,000	9,500
Proceeds received from stock subscription	500,495	250,767
Net cash provided by financing activities	600,495	260,267

Change in cash and cash equivalents	3,606	90
Cash and cash equivalents, beginning of period	2,351	1,722
Cash and cash equivalents, end of period	$5,957	$1,812

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of notes payable to common stock	$80,000	$-
Conversion of preferred stock into common stock	$5,000	$3,000
Conversion of accounts payable into convertible note	$82,500	$-
Issuance of common stock accounted for as deferred offering costs	$209,810	$-
Increase in subscription receivable	$5,000,000	$-
Discount on convertible notes payable	$192,500	$-
Issuance of common stock accounted for as a prepaid	$135,000	$-

See accompanying notes to financial statements.

RAPID FIRE MARKETING, INC

Notes to Financial Statements

September 30, 2014

Note 1 - Organization and Description of Business

Rapid Fire Marketing, Inc. (the “Company” or “RFMK”) was incorporated under the laws of the state of Delaware in 1989 as G.D.E. Search Corporation. In 2001, the Company changed its name to N-Vision Technology. In July 2007, the Company changed its name to Rapid Fire Marketing, Inc.

The Company is a developer and reseller of herbal vaporizers. The core strategy is to maximize revenues in the rapidly expanding vaporizer industry. The Company currently sells the CANNAcig and Cumulus personal vapor inhalers. Beginning in February of 2013, the Company began developing a dry herbal vaporizer. The dry herbal vaporizer was still in development and testing as of the end of June 30, 2014 and is expected to be available by November 2014.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto for the Company for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K. The financial statements for the three and nine months ended September 30, 2014 are not necessarily indicative of the results expected for the year ending December 31, 2014.

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

The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. During the nine months ended September 30, 2014, the Company funded operations through the receipt of $100,000 in convertible notes payable, $450,000 in connection with Series A2 Notes related to Series A2 Convertible Preferred stock and $50,495 in connection with the sale of Series C Convertible Preferred Stock. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014 and December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaids, accounts payable, accrued liabilities, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term nature or because they are payable on demand. As of September 30, 2014, the Company's derivative liabilities were considered Level 2. See Note 3 for discussion regarding the determination of the fair market value.

Earnings (loss) Per Share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding shares of convertible debt, preferred stock, options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding convertible debt, preferred stock, options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2014 and 2013, the Company's dilutive securities consisted of convertible notes payable and Series A1, Series A2 and Series C preferred stock. If the holders of the convertible notes payable, Series A1 Preferred Stock, Series A2 Preferred Stock and Series C Preferred Stock all converted, the Company would be in excess of their authorized shares. The outstanding dilutive securities have been excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive for the three and nine months ended September 30, 2014 and 2013.

Note 3 - Convertible Notes Payable and Derivative Liabilities

As of January 28, 2014, the Company had incurred amounts of $82,500 owed to Pyrenees Investments, LLC for service rendered.  On January 28, 2014, the indebtedness was sold to Iconic Holdings, LLC, a third party. In connection with this sale, the Company issued an $82,500 convertible note to the third party.  The convertible note incurs interest at 10% per annum and is due January 24, 2015. If a default is called by the lender after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 20% per annum is triggered and retrospectively applied from the note's inception date on the unpaid amount, and in addition the principal balance is increased by 150% of the face amount of the note deemed in default. At any time the note may be converted into shares of common stock, at the lower of $0.0006 or 50% discount off the lowest trading price for the Company’s common stock within the twenty (20) days preceding the conversion. The Company recorded a discount totaling $82,500 related to the beneficial conversion feature embedded in the note upon issuance. See below for discussion of derivative liabilities related to the conversion feature due to the absence of a conversion floor. In connection with this agreement, the Company reserved 250,000,000 shares of its common stock with the transfer agent.

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

During the nine months ended September 30, 2014, the holder converted 80,000 of principal into $285,984,849 shares of common stock. In connection with these conversions, derivative liabilities of $142,499 were reclassed to additional paid-in capital.

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

During the nine months ended September 30, 2014, the Company issued convertible debt with principal amounts of $192,500. At the inception of these notes, they were fully discounted due to value of the associated derivative liabilities. Aggregate remaining discounts on convertible notes to be accreted over the life of each respective note using the straight line method are $67,723 as of September 30, 2014. For the nine months ended September 30, 2014, interest expense from accretion of the discount was $124,777.

Aggregate derivative liabilities associated with remaining convertible notes were $218,682 as of September 30, 2014. Based on this revaluation at quarter end and the revaluation of derivative liabilities measured during the period immediately before extinguishment of associated convertible notes, the Company recognized a loss related to the day one value of the derivative liabilities of $996,962 and a loss (gain) in the change of fair value of derivative liability of ($175,251) and ($828,281) during the three and nine months ended September 30, 2014, respectively.

The following are the weighted average variable used in determining the fair market value of the Company's derivative liabilities:

Date	January 28, 2014	February 28, 2014	September 30, 2014
Closing stock price of common stock	$0.0017	$0.0017	$0.0005
Conversion price	$0.0002	$0.0006	$0.0002
Expected life in years	1.00	1.00	0.33
Risk free rate	0.11%	0.11%	0.03%
Expected annual volatility	294.70%	301.70%	309.90%
Dividend percentage	0.00%	0.00%	0.00%

Note 4 - Subscriptions Receivables

As of September 30, 2014, the Company held 15 notes receivable (the “Series A2 Notes”) from Ironridge Global IV, Ltd totaling $834,000 related to the sale of Series A2 Convertible Preferred Stock (see below for rights and preferences). The principal balance outstanding under the Series A2 Notes bears interest at the rate of 1.0% per annum. The entire unpaid principal balance, interest and any other charges due and payable under these Series A2 Notes will become due and payable 29 months from the date of issuance (September 21, 2012) and is recorded as a reduction to Stockholders' Equity on the accompanying balance sheet. The Series A2 Notes shall be deemed not due and payable should the Company not have either 1) a registration statement on file and effective with the SEC covering the underlying common shares issuable as a result of the preferred shares, or 2) that the underlying common shares are eligible for trading under the then current Rule 144 as promulgated by the Securities of Act of 1933, as amended. The Company is also required to maintain adequate coverage of authorized shares, and must have the ability to issue common shares to the holder of the preferred shares in electronic format. Other customary events of default also apply. As of September 30, 2014, approximately $650,000 of the Series A2 Notes balance remained unpaid. During the nine months ended September 30, 2014, the Company received $450,000 in proceeds related to the payment of the Series A2 Notes and recorded interest income of $6,715. In addition, subscription receivables includes $16,000 in excess common stock in which was issued to the holders of Series A2 Notes which needs to be remitted by the holder.

On March 27, 2014, the Company entered into an agreement with the same party discussed above for the issuance of 100 notes receivable (the “Series C Notes”) from one issuer totaling $5,000,000 related to the sale of Series C Convertible Preferred Stock (see below for rights and preferences). The principal balance outstanding under the Series C Notes bears interest at the rate of 1.0% per annum. The entire unpaid principal balance, interest and any other charges due and payable under these Series C Notes will become due and payable 82 weeks from the date of issuance and is recorded as a reduction to Stockholders' Equity on the accompanying balance sheet. The Series C Notes deemed not due and payable should the Company not have either 1) a registration statement on file and effective with the SEC covering the underlying common shares issuable as a result of the preferred shares, or 2) that the underlying common shares are eligible for trading under the then current Rule 144 as promulgated by the Securities of Act of 1933, as amended. The Company is also required to maintain adequate coverage of authorized shares, and must have the ability to issue common shares to the holder of the preferred shares in electronic format. Other customary events of default also apply. As of September 30, 2014, $4,949,505 of the Series C Notes balance remained unpaid. During the nine months ended September 30, 2014, the Company received $50,495 in proceeds related to the payment on the Series C Notes. Additional, proceeds are dependent upon the Company maintaining sufficient authorized shares.

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

On February 11, 2014, the holder converted 15 Series A2 shares into 66,666,666 shares of common stock. In addition, under the terms of the Series A2 the holder was entitled to immediate payment of dividends on the $150,000 stated value of the Series A2 at an annual dividend rate of 18% rate, which is an increase over the stated 8.5% due to adjustments related to the decrease in the fair market value of the Company's common stock, for a period of six years resulting in dividends payable of $162,000. The holder elected to convert the dividends to common stock based upon 85% of the closing market price as disclosed above resulting in a conversion price of $0.00017 with 952,941,176 common shares to be issued. On the date of conversion, the fair market value of the dividend shares issued was $3,144,706 based upon the closing market price of the Company's common stock. Thus, the Company recorded additional expense of $3,144,706 in connection with the dividend shares issued. During the nine months ended September 30, 2014, the Company has issued 530,000,000 shares of common stock relieving the "Shares to Be Issued" account by $1,595,667. As of September 30, 2014, the Company has recorded within stockholders' equity "Shares to Be Issued" of $1,615,706 as 489,607,842 common shares have not been delivered due to the 9.99% ownership limitation placed on the shareholders.

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

On March 1, 2013, the Company issued its Chief Executive Officer 16,000,000 shares of Series B Preferred Stock. The Company valued the Series B at its par value resulting in a current period expense of $16,000. The only rights the holder under the Series B has relates to voting control of the Company, which prior to the issuance the Chief Executive Officer, was the only officer and Board of Director member and already could make significant decisions. Although, the Series B was issued during the year ended December 31, 2013, it was not accounted for until the nine months ended September 30, 2014. The effect on the prior years' financial statements is deemed insignificant and thus the amounts have not been restated.

Series C Preferred Stock

On March 27, 2014, the Company filed a Certificate of Designation of Series C Convertible Preferred Stock ("Series C") with the Secretary of State of Nevada. Pursuant to the Series C Certificate of Designation, the Company designated 5,000 shares of its blank check preferred stock as Series C. The Series C ranks senior to the common stock and any subsequently created series of preferred stock that does not expressly rank pari passu with or senior to the Series C (the "Junior Stock") and pari passu in rights to dividends and liquidation to the Series A2 and junior to all existing and future indebtedness of the Company. The Series C can be converted at anytime and has a fixed conversion price of $0.01 per common share. The Series C is entitled to minimum six years worth of dividends accruing at a rate of 8.5% per annum potentially increasing to 18% per annum under certain circumstances such as a significant decrease in the price of the Company's common stock. Dividends are payable in cash or in shares of common stock valued at 85.0% of the closing market price of the Company's common stock for any trading day following the issuance date of the Series C. In the event of a liquidation, the Series C will be entitled to a payment of the Stated Value of $10,000 per share plus any accrued but unpaid dividends prior to any payments being made in respect of the Junior Stock. The holders of Series C do not have voting rights, except for shares in which have already been converted into shares of common stock. During the nine months ended September 30, 2014, the Company issued 5,000 shares of Series C for a subscription receivable of $5.0 Million, see Note 4 for additional information.

Common Stock

During the nine months ended September 30, 2014, the Company issued 1,754,386 shares of common stock valued at $4,737 based upon the closing market price of the Company's common stock on the date of the agreement to a third party for the rights to future royalties related to Global Specialty Products, Inc.'s MicroRoasters brand.

In addition, the Company amortized $60,000 of deferred compensation related to common stock granted during the year ended December 31, 2013 which is being expensed over the service period. As of September 30, 2014, the Company had $0 of amortization remaining.

Additionally, during the nine months ended September 30, 2014, the Company issued 50,000,000 shares of common stock valued at $135,000 based upon the closing market price of the Company's common stock on the on the date of the agreement to a third party for sales and marketing services. The fair market value of the common stock issued was recorded as prepaid expenses and is being amortized over the contract period of one year. During the nine months ended September 30, 2014, the Company amortized $78,250 to sales and marketing on the accompanying statement of operations. As of September 30, 2014, the remaining prepaid is $56,250. In addition, as of the date of this filing the common stock has not been issued and thus the value of $135,000 is recorded within stock to be issued on the accompanying balance sheet.

On January 27, 2014, the Company entered into a settlement with the prior management whereby prior management agreed to return 60,000,000 shares of the Company’s common stock previously issued to them for services rendered. In return, the Company has agreed to release prior management from any claims related to all costs deemed of a non-business nature. The Company accounted for the shares at their par value of $60,000 reducing common stock by that amount with the reclass to additional paid in capital. Upon return, the common stock was cancelled by the transfer agent and reflected in our calculation of weighted average shares for the nine months ended September 30, 2014 as of the date of the agreement.

During the nine months ended September 30, 2014, the Company issued 100,000,000 shares of common stock valued at $275,833 to the Chief Executive Officer for services rendered.

During the nine months ended September 30, 2014, the Company issued 150,000,000 shares of common stock in connection with the conversion of 5,000 shares of Series A1 Preferred Stock with a carrying value of $5,000 held by the former Chief Executive Officer.

During the nine months ended September 30, 2013, the Company issued 780,000,000 shares of common stock. Of this amount 43,089,214 shares were issued for services; 90,000,000 shares of stock were issued from the conversion of 3,000,000 shares of preferred stock, and the balance of 646,910,786 shares were issued for a settlement of debt valued at $561,518 of which $349,355 was recorded as a loss on shares issued.

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

In addition, under the terms of the Equity Line of Credit the Company was required to issue Iconic 10% of the total commitment amount in restricted common stock as a commitment fee. To date the Company issued 82,217,378 shares of common stock valued at $209,810 based upon the closing market price of the Company's common stock on the date of the agreement. The Company recorded the value of such common stock as a deferred offering cost on the accompanying balance sheet which will be offset against future proceeds received in connection with Equity Line of Credit. As of September 30, 2014, no proceeds have been received under the Equity Line of Credit.

Note 6 - Related Party Transactions

On March 28, 2013, the Company executed a 3% convertible note with a shareholder for $9,500 due within one year. The note is convertible into the Company's common stock at a rate of $0.001 per share subject to various adjustments due to stock splits, change in control, etc. As of September 30, 2014, the note was in default, however, a demand for payment has not been received.

On November 29, 2012, the Company executed a 3% convertible note with a shareholder for $14,000 due within one year. The note is convertible into the Company's common stock at the lesser of $0.001 per share (subject to various adjustments due to stock splits, change in control, etc) or a 20% discount to the current bid price on the date of conversion. As of September 30, 2014, the note was in default, however, a demand for payment has not been received.

As of September 30, 2014, amounts due to our Chief Executive Officer for salary payable recorded within Accounts Payable on the accompanying balance sheet were $30,430.

See Note 5 for common stock issued to the Chief Executive Officer.

Note 7 - Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2014 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Note 8 - Correction of an Error

The following tables represent the correction of errors related to stock based compensation and the expensing of a prepaid during the three and nine months ended September 30, 2013, in which were discovered by allocating adjustment recorded at the prior year and allocating those adjustments to the proper period end.

Statements of Operations:

	Originally Filed		As Restated
	Nine Months Ended		Nine Months Ended
	September 30, 2013	Adjustments	September 30, 2013
General and administrative	$260,133	162,904	$423,037
Stock based compensation	48,353	(8,353)	40,000
Loss on shares issued	(338,482)	10,853	(349,335)
Net loss	$(722,651)	$(165,403)	$(888,054)
Basic and diluted loss per share	$(0.00)	$-	$(0.00)
Weighted average shares outstanding	1,785,586,108	-	1,785,586,108

	Originally Filed		As Restated
	Three Months Ended		Three Months Ended
	September 30, 2013	Adjustments	September 30, 2013
General and administrative	$91,124	$40,726	$131,850
Stock based compensation	-	10,000	10,000
Net loss	$(90,869)	$(50,725)	$(141,594)
Basic and diluted loss per share	$(0.00)	$-	$(0.00)
Weighted average shares outstanding	1,885,113,886	-	1,885,113,886

Statement of Cash Flows:

	Originally Filed		As Restated
	Nine Months Ended		Nine Months Ended
	September 30, 2013	Adjustments	September 30, 2013
Net loss	$(722,651)	(165,403)	$(888,054)
Stock based compensation	48,353	(8,353)	40,000
Loss on shares issued	338,482	10,853	349,335
Prepaid expenses	20,000	162,904	182,904
Net cash used in operating activities	$(260,177)	$-	$(260,177)

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

Our Business

The core business of Rapid Fire Marketing is the development and sale of vapor inhalers. The vapor inhaler is the base technology for the CANNAcig and Cumulus product. At this time, we are developing additional products based on vapor inhaler technology including, primarily the Pocket Puffer. The Pocket Puffer has been in development and tested throughout 2013 and is expected to reach the market in the second half of 2014.  We believe vapor inhalers have the greatest potential to be successful in the retail markets where it is sold without the active ingredient. Accordingly, we do not sell any products units with active ingredients.

We are a vapor inhaler development and sales company that provides the best solution for vaporizing herbs, oils, waxes, nicotine and herbs for casual users. We believe our technology is a healthier alternative for smokers and herbal users all around the world.

Our target customer is an individual who uses nicotine and a variety of herbs, for vaporization. Our units are set up and ready to use right out of the box.

The Company’s objectives are consumer focused:

(a)	Create and continue to create the most innovative vaporizer products on the market.

(b)	Develop customer and brand loyalty, by creating the most innovative cost-effective products on the market, and using such customer loyalty to develop renewable payment revenue streams through sales of accessories, parts and new units as they are developed or acquired.

(c)	Establish a dominant market presence by reaching profitability quickly and using that profit as re-investment into new product development, market share strategies and customer loyalty programs.

The key day-to-day processes that our business performs to serve our customers are as follows:

(a)	Product Development: The CANNAcig has been fully developed and tested by the former CEO, Michael Amezquita and former consultant, Judah Nieditch. They developed the CANNAcig using twenty random consumers to help test the design. Feedback was gathered by these consumers and incorporated into the design before it was submitted to HexCorp, for manufacturing.

(b)	Sales: Initially, the product was sold in retail smoke shops in Arizona and California, as well as online. A one-time sale through a distributor (GotVape.com) was conducted as well. However at this time, all sales are being conducted online through an independent contractor who owns theCANNAcig.com website.

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

Results of Operations

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Sales for the nine months ended September 30, 2014, were $3,076, a decrease of $13,712 or 81.7%, as compared to $16,788 for the nine months ended September 30, 2013. The decrease was due to limited funds available for marketing, as well as our inability to fully maintain and staff the sales function, and the related marketing support. In addition, we have reduced our marketing of the CANNAcig and Cumulus and have focused our efforts to getting the Pocket Puffer to market. We also incurred direct costs of $2,205 and $5,343 related to sales during the nine months ended September 30, 2014 and 2013, respectively. The decrease of $3,138 or 58.7% between the 2014 and 2013 same periods was a result of the decreased sales.

Sales and marketing expenses were $89,211 for the nine months ended September 30, 2014, a decrease of $6,962 or 7.2% over the prior period of $96,173 The decrease in sales and marketing expenses was due to limited funds available for marketing and our emphasis on bringing our new product, Pocket Puffer, to market. General and administrative expenses were $850,968 for the nine months ended September 30, 2014, an increase of $427,931or 101.2% over the prior period of $423,037 The increase in general and administrative expense was due to an increase in professional fees related to filing our Form 10, as amended, and our annual report on Form 10-K in which these costs were not incurred during the prior comparable period. Research and development expenses were $40,625 for the nine months ended September 30, 2014, an increase of $40,625 over the prior period of $0. The increase in research and development expenses was due to costs associated with developing prototypes for our new product, Pocket Puffer, which were not present during the prior comparable period. Stock for services expense was $100,737 for the nine months ended September 30, 2014, as compared to $40,000 for the nine months ended September 30, 2013, an increase of $60,737 or 151.8%. The increase in stock for services expense during the current period was a result of increased amortization of deferred compensation and the value of common stock issued for services, whereby no shares were issued in the prior comparable period.

Other income and (expense) was ($4,857,628) for the nine months ended September 30, 2014, an increase of $4,517,339 or 1327.5% over the prior period of ($340,289). The significant increase was due to the fair market value of derivative liabilities recorded in connection with convertible debt issued during the current period. The convertible notes have conversion features in which adjust based on market price. In addition, under the terms of the Series A2 preferred stock agreement with Ironridge they receive six (6) years worth of dividends upon conversion of their Series A2 into preferred stock. The loss on common shares issued during the nine months ended September 30, 2014 is related to the conversion of 25 Series A2 shares into common stock. The Company records the common shares issuable for the dividends at the fair market value of the common stock on the date of conversion.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Sales for the three months ended September 30, 2014, were $1,373, a decrease of $1,869 or 57.6%, as compared to $3,242 for the three months ended September 30, 2013. The decrease was due to limited funds available for marketing, as well as our inability to fully maintain and staff the sales function, and the related marketing support. In addition, we have reduced our marketing of the CANNAcig and Cumulus and have focused our efforts to getting the Pocket Puffer to market. We also incurred direct costs of $936 and $1,166 related to sales during the three months ended September 30, 2014 and 2013, respectively. The decrease of $230 or 19.7% between the 2014 and 2013 same periods was a result of the decreased sales.

Sales and marketing expenses were $42,425 for the three months ended September 30, 2014, an increase of $25,455 or 150% over the prior period of $16,970. Although the Company has limited funds available for sales and marketing, the increase during the current period related to the amortization stock based compensation for shares issued to a consultant for sales and marketing services. General and administrative expenses were $422,925 for the three months ended September 30, 2014, an increase of $291,075 or 220.8% over the prior period of $131,850. The increase in general and administrative expense was due to an increase in professional fees related to filing our Form 10, as amended, and our annual report on Form 10-K in which these costs were not incurred during the prior comparable period. Stock for services expense was $20,000 for the three months ended September 30, 2014, as compared to $10,000 for the three months ended September 30, 2013, an increase of $10,000 or 100%. The increase in stock for services expense during the current period was a result of increased amortization of deferred compensation and the value of common stock issued for services, whereby no shares were issued in the prior comparable period.

Other income and (expense) was $95,622 for the three months ended September 30, 2014, an increase of $80,472 or 531.2% over the prior period of $15,150. The significant increase was due to the fair market value of derivative liabilities recorded in connection with convertible debt issued during the current period. The convertible notes have conversion features in which adjust based on market price.

Liquidity and Capital Resources

We used cash of $596,889 in our operating activities in the nine months ended September 30, 2014, compared to $260,177 in the same period in 2013. During the nine months ended September 30, 2014, the use of cash was primarily related to the net loss incurred due to our limited revenue generating operations offset by non-cash charges related to the issuance of common stock for preferred stock dividends of $4,478,824 and stock based compensation of $439,320. Net changes in other operation accounts such as inventory were insignificant due to the limited sales of our product during the current quarter. During the nine months ended September 30, 2013 our use of cash was offset by $40,000 of stock based compensation, and the loss on shares of $349,335 in connection with the issuance of common stock in settlement of amounts due to Ironridge. Decrease in prepaid expenses was related to the amortization of these amounts due to the related services being provided. In addition, the increase in accounts payable was due to amounts payable to our Chief Executive Officer for payroll and accruals for a consultant who was providing marketing and public relation services in which we did not have sufficient capital on hand to satisfy the obligations as they were incurred.

Our financing activities provided cash of $600,495 in the nine months ended September 30, 2014 compared to $260,267 in the same period in 2013. During the nine months ended September 30, 2014, we received proceeds of $500,495 from stock subscription receivable, and $100,000 from issuance of convertible notes payable. We continue to be dependent upon the sale of debt and equity instruments to fund our operations. As costs have increased during the nine months ended September 30, 2014 due in part by the expansion of operations and costs related to being a public company, we have had the need to obtain additional financing.

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

Quantitative and Qualitative Disclosures About Market Risk

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure of Controls and Procedures.

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2014 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Note: The unregistered sales and issuances discussed below were first disclosed in the Form 10-Q for the quarter ended March 31, 2014. We are updating our disclosure and including the referenced agreements as exhibits, under Item 6.

Series A-2 Stock and Ironridge Global IV, Ltd.

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

On September 21, 2012, the Company entered into a stock purchase agreement with Ironridge Consumer Co., a division of Ironridge Global IV, Ltd. For the purchase of $1,500,000.00 in shares of convertible, redeemable Series A Preferred Stock, convertible into shares of Common Stock at $0.00225 per share. Ironridge purchased 150 shares of Series A-2 Preferred Stock, in 30 portions of 5 preferred shares each, at a price of $10,000.00 per preferred share.

As of September 30, 2014, the Company held 15 notes receivable (the “Series A2 Notes”) from Ironridge Global IV, Ltd totaling $834,000 related to the sale of Series A2 Convertible Preferred Stock (see below for rights and preferences). The principal balance outstanding under the Series A2 Notes bears interest at the rate of 1.0% per annum. The entire unpaid principal balance, interest and any other charges due and payable under these Series A2 Notes will become due and payable 29 months from the date of issuance (September 21, 2012) and is recorded as a reduction to Stockholders' Equity on the accompanying balance sheet. The Series A2 Notes shall be deemed not due and payable should the Company not have either 1) a registration statement on file and effective with the SEC covering the underlying common shares issuable as a result of the preferred shares, or 2) that the underlying common shares are eligible for trading under the then current Rule 144 as promulgated by the Securities of Act of 1933, as amended. The Company is also required to maintain adequate coverage of authorized shares, and must have the ability to issue common shares to the holder of the preferred shares in electronic format. Other customary events of default also apply. As of September 30, 2014, approximately $650,000 of the Series A2 Notes balance remained unpaid. During the nine months ended September 30, 2014, the Company received $450,000 in proceeds related to the payment of the Series A2 Notes and recorded interest income of $6,715. In addition, subscription receivables includes $16,000 in excess common stock in which was issued to the holders of Series A2 Notes which needs to be remitted by the holder.

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

On February 11, 2014, the holder converted 15 Series A2 shares into 66,666,666 shares of common stock. In addition, under the terms of the Series A2 the holder was entitled to immediate payment of dividends on the $150,000 stated value of the Series A2 at an annual dividend rate of 18% rate, which is an increase over the stated 8.5% due to adjustments related to the decrease in the fair market value of the Company's common stock, for a period of six years resulting in dividends payable of $162,000. The holder elected to convert the dividends to common stock based upon 85% of the closing market price as disclosed above resulting in a conversion price of $0.00017 with 952,941,176 common shares to be issued. On the date of conversion, the fair market value of the dividend shares issued was $3,144,706 based upon the closing market price of the Company's common stock. Thus, the Company recorded additional expense of $3,144,706 in connection with the dividend shares issued. During the nine months ended September 30, 2014, the Company has issued 530,000,000 shares of common stock relieving the "Shares to Be Issued" account by $1,595,667. As of September 30, 2014, the Company has recorded within stockholders' equity "Shares to Be Issued" of $1,615,706 as 489,607,842 common shares have not been delivered due to the 9.99% ownership limitation placed on the shareholders.

10% Convertible Note with Iconic Holdings, LLC

As of January 28, 2014, the Company had incurred amounts of $82,500 owed to Pyrenees Investments, LLC for service rendered.  On January 28, 2014, the indebtedness was sold to Iconic Holdings, LLC, a third party. In connection with this sale, the Company issued an $82,500 convertible note to the third party.  The convertible note incurs interest at 10% per annum and is due January 24, 2015. If a default is called by the lender after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 20% per annum is triggered and retrospectively applied from the note’s inception date on the unpaid amount, and in addition the principal balance is increased by 150% of the face amount of the note deemed in default. At any time the note may be converted into shares of common stock, at the lower of $0.0006 or 50% discount off the lowest trading price for the Company’s common stock within the twenty (20) days preceding the conversion. The Company recorded a discount totaling $82,500 related to the beneficial conversion feature embedded in the note upon issuance. See below for discussion of derivative liabilities related to the conversion feature due to the absence of a conversion floor. In connection with this agreement, the Company reserved 250,000,000 shares of its common stock with the transfer agent.

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

During the nine months ended September 30, 2014, the holder converted 80,000 of principal into $285,984,849 shares of common stock.

Equity Line with Iconic Holdings, LLC

On February 28, 2014, the Company, entered into an Equity Line of Credit (the “Equity Line of Credit”) with Iconic Holdings, LLC (“Iconic”). Pursuant to the Equity Line of Credit, Iconic committed to purchase up to $2,000,000 of the Company’s common stock over twenty-four months from the first day following the effectiveness of a registration statement, subject to certain conditions.

As soon as the Company has an effective registration statement in place, the Company may draw on the facility from time to time, as and when it determines appropriate in accordance with the terms and conditions of the related Equity Line of Credit. The Company has not yet filed a registration statement registering the shares and therefore, it has not yet sold any shares under the Equity Line of Credit. The purchase price will be 85% of the lowest trading price of the Company’s common stock during the five (5) consecutive trading day period beginning on the trading day immediately following the date of delivery of the applicable put notice. The maximum amount that the Company is entitled to put in on any one notice shall be any amount up to the greater of 1) the average of the trading dollar volume of the Company’s common stock during the ten (10) trading days preceding the request or 2) $100,000. Iconic is not obligated to purchase shares if its total number of shares beneficially held at that time would exceed 4.99% of the number of shares of the Company’s outstanding common stock as determined in accordance with Rule 13d-1 of the Securities Exchange Act of 1934, as amended. In addition, the Company is not permitted to draw on the facility unless there is an effective registration statement to cover the resale of the shares, which it does not currently have in place.

Pursuant to the terms of a Registration Rights Agreement between the Company and Iconic, the Company is obligated to file a registration statement with the SEC to register the resale by Iconic of shares of the common stock underlying the Investment Agreement and it has not yet done so.

In addition, under the terms of the Equity Line of Credit the Company was required to issue Iconic 10% of the total commitment amount in restricted common stock as a commitment fee. To date the Company issued 82,217,378 shares of common stock valued at $209,810 based upon the closing market price of the Company’s common stock on the date of the agreement. The Company recorded the value of such common stock as a deferred offering cost on the accompanying balance sheet which will be offset against future proceeds received in connection with Equity Line of Credit. As of September 30, 2014, no proceeds have been received under the Equity Line of Credit.

Ironridge and Series C Notes

On March 27, 2014, the Company entered into a stock purchase agreement with Ironridge for the issuance of 100 notes receivable (the “Series C Notes”) from one issuer totaling $5,000,000 related to the sale of Series C Convertible Preferred Stock (see below for rights and preferences). The principal balance outstanding under the Series C Notes bears interest at the rate of 1.0% per annum. The entire unpaid principal balance, interest and any other charges due and payable under these Series C Notes will become due and payable 82 weeks from the date of issuance and is recorded as a reduction to Stockholders’ Equity on the accompanying balance sheet. The Series C Notes deemed not due and payable should the Company not have either 1) a registration statement on file and effective with the SEC covering the underlying common shares issuable as a result of the preferred shares, or 2) that the underlying common shares are eligible for trading under the then current Rule 144 as promulgated by the Securities of Act of 1933, as amended. The Company is also required to maintain adequate coverage of authorized shares, and must have the ability to issue common shares to the holder of the preferred shares in electronic format. Other customary events of default also apply. As of September 30, 2014, $4,949,505 of the Series C Notes balance remained unpaid. During the nine months ended September 30, 2014, the Company received $50,495 in proceeds related to the payment on the Series C Notes. Additional, proceeds are dependent upon the Company maintaining sufficient authorized shares.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description
3.1	Series A Convertible Preferred Stock designation (Incorporated by reference to the Company’s Form 10-Q, as filed with the SEC on May 20, 2014).
3.2	Series A2 Convertible Preferred Stock designation Incorporated by reference to the Company’s Form 10-Q, as filed with the SEC on May 20, 2014).
3.3	Series B Preferred Stock designation Incorporated by reference to the Company’s Form 10-Q, as filed with the SEC on May 20, 2014).
3.4	Series C Convertible Preferred Stock designation Incorporated by reference to the Company’s Form 10-Q, as filed with the SEC on May 20, 2014).
10.1	Stock Purchase Agreement, dated September 21, 2012, by and between Ironridge Consumer Co., a division of Ironridge Global IV, Ltd., and the Company.
10.2	Settlement Agreement, by and between the Company and Ironridge Consumer Co., a division of Ironridge Global IV, Ltd., and the Company.
10.3	Securities Purchase Agreement, dated February 28, 2014, by and between Iconic Holdings, LLC and the Company
10.4	10% Convertible Promissory Note issued on January 28, 2014 to Iconic Holdings, LLC, for a total face value of $165,000
10.5	Exchange Agreement, by and between the Company and Iconic Holdings, LLC, dated January 24, 2014
10.6	Stock Purchase Agreement, dated March 27, 2014, by and between Ironridge Consumer Co., a division of Ironridge Global IV, Ltd., and the Company.
31.1	Certification by the Chief Executive Officer and Principal Financial Officer of Rapid Fire Marketing, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1	Certification by the Chief Executive Officer and Principal Financial Officer of Rapid Fire Marketing, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*
101	Financial statements from the quarterly report on Form 10-Q of the Company for the quarters ended June 30, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2014	RAPID FIRE MARKETING, INC.

	By:	/s/ Thomas Allinder
Name: Thomas Allinder
Title: President, Principal Executive Officer and Principal Financial Officer

