Form 10-K
period 2014-12-31
RAPID FIRE MARKETING, INC.
filed 2015-04-13
CIK 859917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [X] No [  ]

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the OTC Bulletin Board on June 30, 2014, was $6,641,624.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

As of March 25, 2015, the Company had 6,556,071,515 shares of its common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

RAPID FIRE MARKETING, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

PART I

ITEM 1. BUSINESS

Overview

Rapid Fire Marketing, Inc. (“Rapid Fire,” “RFMK” or the “Company”) was incorporated under the laws of the state of Delaware in 1989 as G.D.E. Search Corporation. In 1990, the Company changed its name to Ponder Industries, Inc. In 2001, the Company changed its name to N-Vision Technology. On May 30, 2007, the Company merged with and into Rapid Fire Marketing, Inc., a Nevada Corporation (the “Merger”). As a result of the Merger, the Company became a Nevada corporation and changed its name to Rapid Fire Marketing, Inc. The Company’s current business plan is to sell vaporizers which includes a new dry herb vaporizer which will be available in early to mid 2015.

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

The CANNAcig and Cumulus Vapor Inhalers are smokeless. A user is able to consume vapor without all of the harmful effects of actual smoke. It is also nearly odor free, and can be used in public places. The consumer will no longer need to find a quiet and private place to “smoke.”

The CANNAcig and Cumulus Vapor Inhalers allow the user to “draw” as much “smoke” as desired without the unit heating up and getting too hot, nor under normal circumstances will it leak or create a mess for the user. The biggest benefit of the CANNAcig/Cumulus vaporizer is the ability for the user to get the effect of smoking medical marijuana without the health and social risks involved with smoking. It closely simulates smoking and still delivers potent results, can be used in non-smoking areas, and overall costs significantly less compared to any type of traditional smoking activity. THC oils and other viscous liquids are typically available at medical marijuana collectives and are less expensive to use than obtaining rolling papers and dried cannabis. Unlike conventional cigarettes, vaporizers only contain nicotine or other active ingredient, as opposed to the hundreds of other harmful chemicals found in actual smoking.

Vapor inhalers consist of three components: a battery, an atomizer and a loadable cartridge. The battery transfers energy to the atomizer. The atomizer heats the air drawn into the electronic device to a high enough temperature that it vaporizes the active agent in the replaceable cartridge. The vapor is then inhaled into the mouth and lungs fully simulating the smoking experience and delivering the essential components. The simulated “smoke” is just water vapor that evaporates in a few seconds which leaves no lingering odor.

The products are priced competitively with the industry. The only consumable items which will require replacement are the batteries and cartridges. The batteries are rechargeable but will need to be replaced after normal use in 3-6 months’ time. The cartridges that are pre-loaded for medical marijuana patients will need to be replaced by the user.

Pocket Puffer Dry Herbal Vaporizer

In February of 2013, in response to CANNAcig and Cumulus user feedback, the Company began development of the Pocket Puffer Dry Herbal Vaporizer. This unit has been in development and testing throughout 2013and 2014 and is expected to reach the market by early to mid 2015.

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

Distribution Methods of our Products

Since September 2012, online sales have been conducted through an independent contractor who owns the domain “theCANNAcig.com”.

New Products

Late in 2012 and into early 2013, many users of the CANNAcig expressed interest on “theCANNAcig.com” in a “dry” vaporizer. A “dry vaporizer” is a special unit which will vaporize plant material rather than oil. Considering that plant material is accessible much easier less expensive than oil, Rapid Fire Marketing decided to work with HexCorp to develop a dry vaporizer unit.

Pocket Puffer Dry Herbal Vaporizer

In February of 2013, in response to CANNAcig and Cumulus user feedback, the Company began development of the Pocket Puffer Dry Herbal Vaporizer. This unit has been in development and testing throughout 2013 and 2014 and is expected to reach the market by early to mid 2015.

The rationale for development of a unique, feature rich dry herbal vaporizer was twofold; dry herbs and dried blends are less expensive and easier to obtain than oils and waxes and the lack of availability of quality dry herbal vaporizers. The Pocket Puffer is a superior, feature rich unit and will be priced competitively.

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

Competition

Our products, the CANNAcig and Cumulus vapor inhalers, are as small and discreet as most other vaporizers on the market. Some of our competitors have products that are larger and heavier than our vaporizers and require energy sources to operate. All vaporizers work in a similar way. Consequently, competition is based on brand development and recognition and price. The internet marketplace for smaller vaporizers is very competitive with many brands being offered. Examples of the major competitive brands that we compete against are:

●	Cannabee and the eJoint ®.

●	Grenco Science™ and the G Pen and Micro G.

●	Atmos Raw Vape.

Below are links to three competitors and their disposable lines:

●	http://www.cannabee.com/

●	http://www.grencoscience.com/

●	http://www.atmosrawvaporizer.com/

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

Governmental Regulation

Currently, there are twenty three states plus the District of Columbia that have laws and regulations that recognize in varying circumstances the legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering legislation to similar effect. As of the date of this writing, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of Rapid Fire to invest in or buy products from Rapid Fire. Active enforcement of the current federal regulatory position on cannabis may thus adversely affect revenues and profits of the Company. Rapid Fire Marketing does not handle or sell any marijuana/cannabis products. Our products consist of herbal vaporizers.

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

Research and Development

In 2014 and 2013, the Company spent $40,625 and $110,175 on research and development of new products, respectively. We believe that as a result of the money we are devoting to research and development, our products are more now competitive, easier to use than earlier products, and more inexpensive to manufacture.

Employees

As of March 25, 2015, our sole officer and director, Thomas Allinder, is our only full time employee.

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

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of March 25, 2015, the closing price of our common stock was $0.0004.

Our common stock is listed to trade on the OTC Pink Limited tier of the OTC Markets under the symbol “RFMK.” The following table reflects the high and low bids for our common stock for periods indicated. The quotations reflect high and low bid price on a daily basis and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal year ended December 31, 2013
January 1 to March 31, 2013	$0.0038	$0.0013
April 1 to June 30, 2013	$0.0017	$0.0008
July 1 to September 30, 2013	$0.0010	$0.0004
October 1 to December 31, 2013	$0.0005	$0.0002
Fiscal year ended December 31, 2014
January 1 to March 31, 2014	$0.0200	$0.0003
April 1 to June 30, 2014	$0.0090	$0.0015
July 1 to September 30, 2014	$0.0035	$0.0007
October 1 to December 31, 2014	$0.0017	$0.0004

Holders

As of March 25, 2015, there were approximately 132 holders of record of our common stock, and an indeterminate number of holders of unrestricted shares.

Dividends

We have not declared cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Unregistered Sales of Equity Securities

The following is a summary of transactions by us during the year ended December 31, 2014, involving sales of our securities that were not registered under the Securities Act. Each sale was exempt from registration under either Section 4(2) of the Securities Act or Section 3(a)(9) of the Securities Act because (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each investor was given the opportunity to ask questions and receive answers concerning the terms of and conditions of the offering and to obtain additional information; (iv) the investors represented that they were acquiring the securities for their own account and for investment; and (v) the securities were issued with restrictive legends where required.

Convertible Notes

As of January 28, 2014, the Company had incurred amounts of $82,500 owed to Pyrenees Investments, LLC for service rendered. On January 28, 2014, the indebtedness was sold to Iconic Holdings, LLC, a third party. In connection with this sale, the Company issued an $82,500 convertible note to the third party. The convertible note incurs interest at 10% per annum and is due January 24, 2015. At any time the note may be converted into shares of common stock, at the lower of $0.0006 or 50% discount off the lowest trading price for the Company’s common stock within the twenty (20) days preceding the conversion. During the year ended December 31, 2014, the holder converted $50,000 into shares of common stock.

In February 2014 and October 2014, the Company borrowed $100,000 and $25,000, respectively, as evidenced by a convertible note issued to Iconic Holdings as part of a total note agreement of $165,000, including a $15,000 on issuance discount, which was entered into on January 28, 2014. The Company has yet to receive the remaining $25,000 in proceeds in which an additional $2,500 of an issuance discount will be recorded. The convertible note incurs interest at 10% per annum and is due January 28, 2015. At any time the note may be converted into common stock, at the lower of $0.0006 or 50% discount off the lowest trading price for the Company’s common stock within the twenty (20) days preceding the conversion. During the year ended December 31, 2014, the holder converted $55,000 into shares of common stock.

Series A2 Preferred Stock

On October 5, 2012, the Company filed a Certificate of Designation of Series A2 Convertible Preferred Stock (“Series A2”) with the Secretary of State of Nevada. Pursuant to the Series A2 Certificate of Designation, the Company designated 300 shares of its blank check preferred stock as Series A2 . The Series A2 ranks senior to the common stock and any subsequently created series of preferred stock that does not expressly rank pari passu with or senior to the Series A2 (the “Junior Stock”). The Series A2 can be converted at anytime and has a fixed conversion price of $0.00225 per common share. The Series A2 is entitled to minimum six years worth of dividends accruing at a rate of 8.5% per annum potentially increasing to 18% per annum under certain circumstances such as a significant decrease in the price of the Company’s common stock. Dividends are payable in cash or in shares of common stock valued at 85.0% of the closing market price of the Company’s common stock for any trading day following the issuance date of the Series A2.

On January 8, 2014, the holder converted 10 Series A2 shares into 44,444,444 shares of common stock. In addition, under the terms of the Series A2 the holder was entitled to immediate payment of dividends on the $100,000 stated value of the Series A2 at an annual dividend rate of 18% rate, which is an increase over the stated 8.5% due to adjustments related to the decrease in the fair market value of the Company’s common stock, for a period of six years resulting in dividends payable of $108,000. The holder elected to convert the dividends to common stock based upon 85% of the closing market price as disclosed above resulting in a conversion price of $0.00017 with 635,294,118 common shares being issued. On the date of conversion, the fair market value of the dividend shares issued was $1,334,118 based upon the closing market price of the Company’s common stock. Thus, the Company recorded additional expense of $1,334,118 in connection with the dividend shares issued.

On February 11, 2014, the holder converted 15 Series A2 shares into 66,666,666 shares of common stock. In addition, under the terms of the Series A2 the holder was entitled to immediate payment of dividends on the $150,000 stated value of the Series A2 at an annual dividend rate of 18% rate, which is an increase over the stated 8.5% due to adjustments related to the decrease in the fair market value of the Company’s common stock, for a period of six years resulting in dividends payable of $162,000. The holder elected to convert the dividends to common stock based upon 85% of the closing market price as disclosed above resulting in a conversion price of $0.00017 with 952,941,176 common shares to be issued. On the date of conversion, the fair market value of the dividend shares issued was $3,144,706 based upon the closing market price of the Company’s common stock.

Series C Preferred Stock

On March 27, 2014, the Company filed a Certificate of Designation of Series C Convertible Preferred Stock (“Series C”) with the Secretary of State of Nevada. Pursuant to the Series C Certificate of Designation, the Company designated 5,000 shares of its blank check preferred stock as Series C. The Series C ranks senior to the common stock and any subsequently created series of preferred stock that does not expressly rank pari passu with or senior to the Series C (the “Junior Stock”) and pari passu in rights to dividends and liquidation to the Series A2 and junior to all existing and future indebtedness of the Company. The Series C can be converted at anytime and has a fixed conversion price of $0.01 per common share. The Series C is entitled to minimum six years worth of dividends accruing at a rate of 8.5% per annum potentially increasing to 18% per annum under certain circumstances such as a significant decrease in the price of the Company’s common stock. Dividends are payable in cash or in shares of common stock valued at 85.0% of the closing market price of the Company’s common stock for any trading day following the issuance date of the Series C.

During the year ended December 31, 2014, the Company issued 5,000 shares of Series C for a subscription receivable of $5,000,000. During the year ended December 31, 2014, the Company accrued dividends related to the Series C shares of $320,430 of which were also included within accounts payable and accrued liabilities on the accompanying financial statements.

Common Stock

During the year ended December 31, 2014, the Company issued 1,754,386 shares of common stock valued at $4,737 based upon the closing market price of the Company’s common stock on the date of the agreement to a third party for the rights to future royalties related to Global Specialty Products, Inc.’s MicroRoasters brand.

Additionally, during the year ended December 31, 2014, the Company issued 50,000,000 shares of common stock valued at $135,000 based upon the closing market price of the Company’s common stock on the on the date of the agreement to a third party for sales and marketing services.

Additionally, during the year ended December 31, 2014, the Company issued 50,000,000 shares of common stock valued at $135,000 based upon the closing market price of the Company’s common stock on the on the date of the agreement to a third party for sales and marketing services.

On January 27, 2014, the Company entered into a settlement with the prior management whereby prior management agreed to return 60,000,000 shares of the Company’s common stock previously issued to them for services rendered. In return, the Company has agreed to release prior management from any claims related to all costs deemed of a non-business nature. The Company accounted for the shares at their par value of $60,000 reducing common stock by that amount with the reclass to additional paid in capital. Upon return, the common stock was cancelled by the transfer agent and reflected in our calculation of weighted average shares for the year ended December 31, 2014 as of the date of the agreement.

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

Our Business

The core business of Rapid Fire Marketing is the development and sale of vapor inhalers. The vapor inhaler is the base technology for the CANNAcig and Cumulus product. At this time, we are developing additional products based on vapor inhaler technology including primarily the Pocket Puffer. The Pocket Puffer has been in development and tested throughout 2013and 2014 and is expected to reach the market in early to mid 2015. We believe vapor inhalers have a greater opportunity in the retail markets where it is sold without the active ingredient. Accordingly, we do not sell any products with active ingredients.

We are a vapor inhaler development and sales company that provides the best solution for vaporizing herbs, oils, waxes, nicotine, and herbs for casual users. We believe our technology is a healthier alternative for smokers and herbal users all around the world.

Our target customer is an individual who uses nicotine and a variety of herbs for vaporization. Our units are set up and ready to use right out of the box.

The Company’s objectives are consumer focused:

(a)	Create and continue to create the most innovative vaporizer products on the market.

(b)	Develop customer and brand loyalty, by creating the most innovative cost-effective products on the market, and using such customer loyalty to develop renewable payment revenue streams through sales of accessories, parts and new units as they are developed or acquired.

(c)	To establish a dominant market presence by reaching profitability quickly and using that profit as re-investment into new product development, market share strategies and customer loyalty programs.

The key day-to-day processes that our business performs to serve our customers are as follows:

(a)	Product Development: The CANNAcig has been fully developed and tested by the former CEO, Michael Amezquita and former consultant, Judah Nieditch. They developed the CANNAcig using twenty random consumers to help test the design. Feedback was gathered by these consumers and incorporated into the design before it was submitted to HexCorp, for manufacturing..

(b)	Sales: Initially, the product was sold in retail smoke shops in Arizona and California, as well as online. A one-time sale through a distributor (GotVape.com) was conducted as well. However at this time, all sales are being conducted online through an independent contractor who owns theCANNAcig.com website

(c)

Marketing: Our primary marketing methods include internet marketing, social media, E-mail, news and press releases among others. All internet marketing, email and social media marketing is conducted through “inbound marketing.” Inbound marketing means that people must subscribe to receive marketing materials through the Company website or through social media platforms maintained by the Company. Email marketing materials are only provided to those customers who opt-in as it is illegal under the CANSPAM Act to transmit email that is unsolicited. PR Newswire and MacReport Media were used to transmit news releases regarding Company and product development.

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

Plan of Operation

As we have limited cash flow from operations, our ability to maintain normal operations is entirely dependent upon obtaining adequate cash to finance operations and our research and development activities. . Since inception, we have raised capital to finance operations through sale of equity, short-term debt in which our obligations were paid immediately, product financing and issuance of equity for services. It is unknown when, if ever, we will achieve a level of revenues adequate to support our costs and expenses. Our independently registered public accounting firm included in their most recent audit opinion that there was substantial doubt regarding our going concern.

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

In order for us to meet our basic financial obligations, including salaries and normal operating expenses, we plan to sell additional units of our products and to seek additional equity or debt financing. We have commitments for $750,000 remaining on the purchase of Series A2 Preferred Stock and approximately $4,950,000 for the purchase of Series C Preferred Stock in financing from Ironridge Global, an international fund. To date, we have received $800,495, with approximately subsequent 117 tranches remaining of $50,000, or $5,715,505, which includes $16,000 receivable due to an over issuance of common stock. The receipt of this funding is dependent upon the Company maintaining a sufficient number of authorized shares, etc. We cannot assure this will be adequate financing to meet our needs over the next 12 months or through the years of scheduled payments due in connection with the financings.

We are continuing our efforts to obtain customers for our products, expand sales efforts worldwide and expand the industries we target for possible customers. We also have plans to develop additional products and revisions or modifications to our current products. As a result, we intend to hire additional personnel who have industry experience and training so that they can be immediately effective in the building of our company and brand. We retain most design, product configuration and technical engineering resources “in-house.” We will continue to develop new products over the next twelve months and plan to invest a certain amount of funds to product development, although at this time, we do not believe that will be a considerable amount in relation to the overall expenses of our company.

We do not plan on a large equipment purchase or a significant change to the number of employees over the next twelve months. We do plan to implement a contract sales force to help distribute its products through retail outlets in the 17 states where its products are legally sold.

Results of Operations

Our audited operating results are presented for the years ended December 31, 2014 and 2013 below:

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Sales	$4,563	$21,834
Costs of sales	92,456	7,525
Gross profit (loss)	(87,893)	14,309

Operating expenses:
Sales and marketing	178,720	107,029
General and administrative	854,214	538,782
Research and development	40,625	110,175
Stock for services	254,737	2,490,218
Total operating expenses	1,328,296	3,246,204
Other income (expense)	(5,199,776)	(536,964)
Net loss	$(6,615,965)	$(3,768,859)

Net loss per share form operations	$(0.00)	$(0.00)
Basic weighted average number of shares of common stock outstanding	4,480,344,580	2,169,422,459

Year ended December 31, 2014 Compared to Year ended December 31, 2013

Sales for the year ended December 31, 2014, were $4,563, a decrease of $17,271 or 79%, as compared to $21,834 for the year ended December 31, 2013. The decrease was due to limited funds available for marketing, as well as our inability to fully maintain and staff the sales function, and the related marketing support. In addition, we have reduced our marketing of the CANNAcig and Cumulus and have focused our efforts to getting the Pocket Puffer to market. We also incurred direct costs of $92,456 and $7,525 related to sales during the year ended December 31, 2014 and 2013, respectively. The increase of $84,931 or 1,128.7% between the 2014 and 2013 years was a result of an inventory obsolescence reserve of $89,563 recorded during 2014. We recorded an obsolescence reserve in 2014 due to lack of current sales and our an anticipated new product line to be issued in 2015.

Sales and marketing expenses were $178,720 for year ended December 31, 2014, an increase of $71,691 or 67.0% over the prior year of $107,029. The increase in sales and marketing expense was primarily due to stock based compensation related to common stock we issued to an individual in which was assisting us with sales of product. Actual capital expenditures for sales and marketing expenses decreased from 2013 due to limited funds available for marketing and our emphasis on bringing our new product, Pocket Puffer, to market.

General and administrative expenses were $854,214 for the year ended December 31, 2014, an increase of $315,432 or 58.5% over the prior year of $538,782. The increase in general and administrative expense was due to an increase in professional fees related to professional fees incurred in connection with our public filings in which these costs were not incurred during the prior comparable period. In addition, we recorded $209,810 of fees paid in connection with an equity line of credit in which the proceeds weren’t received and thus amounts were recorded as expense rather than an offset to the expected proceeds.

Research and development expenses were $40,625 for the year ended December 31, 2014, a decrease of $69,550 or 63.1% over the prior year of $110,175. Research and development consists of costs incurred with developing prototypes for our new product, Pocket Puffer. A large portion of the initial development was done in 2013 whereby services performed in 2014 related to refining and trouble shooting.

Stock for services expense was $254,737 for the year ended December 31, 2014, as compared to $2,490,218 for the year ended December 31, 2013, a decrease of $2,235,481 or 89.8%. The decrease in stock for services expense during the current year was a result of a significant expense in the prior year related to the issuance of Series B Preferred stock to the Chief Executive Officer, whereby no shares were issued in the current year.

Other income and (expense) was ($5,199,776) for the year ended December 31, 2014, an increase of $4,662,812 or 868.4% over the prior period of ($536,964). The significant increase was due to various non-cash factors including the increase in the fair market value of our derivative liabilities recorded in connection with convertible debt issued during the current period. The convertible notes have conversion features which adjust based on market price. In addition, under the terms of the Series A2 preferred stock agreement with Ironridge, they receive six (6) years worth of dividends upon conversion of their Series A2 into preferred stock. The loss on common shares issued during the year ended December 31, 2014 is related to the conversion of 25 Series A2 shares into common stock. The Company records the common shares issuable for the dividends at the fair market value of the common stock on the date of conversion.

Liquidity and Capital Resources

We used cash of $722,921 in our operating activities in the year ended December 31, 2014, compared to $358,871 in the same period in 2013. During the year ended December 31, 2014, the use of cash was primarily related to the net loss incurred due to our limited revenue generating operations offset by non-cash charges related to the issuance of common stock for preferred stock dividends of $4,478,824 stock based compensation of $389,737. Net changes in other operation accounts such as inventory were insignificant due to the limited sales of our product during the current year. During the year ended December 31, 2013, our use of cash was offset by $398,333 of stock based compensation, loss on shares issued of $424,741 in connection with the issuance of common stock in settlement of amounts due to Ironridge and the value of Series B of $2,091,885 issued to our Chief Executive Officer. Decrease in prepaid expenses was related to the amortization of these amounts due to the related services being provided. In addition, the increase in accounts payable was due to amounts payable to our Chief Executive Officer for payroll and accruals for a consultant who was providing marketing and public relation services in which we did not have sufficient capital on hand to satisfy the obligations as they were incurred.

Our financing activities provided cash of $725,000 in the year ended December 31, 2014 compared to $359,500 in the same period in 2013. During the year ended December 31, 2014, we received proceeds of $600,000 from stock subscription receivable, and $125,000 from issuance of convertible notes payable. We continue to be dependent upon the sale of debt and equity instruments to fund our operations. As costs have increased during the year ended December 31, 2014 due in part by the expansion of operations and costs related to being a public company, we have had the need to obtain additional financing.

During the year ended December 31, 2014, the we funded operations through the receipt of $125,000 in convertible notes payable, $550,000 in connection with proceeds received in connection with the sale of Series A2 Convertible Preferred stock and $50,000 in connection with the sale of Series C Convertible Preferred stock. As of December 31, 2014, the Company still have subscriptions receivable from sales of Series A2 Convertible Preferred stock and Series C Convertible Preferred stock of $566,000 and $4,950,000, respectively. Subsequent to year end, the Company has received $100,000 in proceeds related to Series A2 Convertible Preferred stock. Management’s plans include collecting on the remaining sales of Series A2 Convertible Preferred stock and Series C Convertible Preferred stock, selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity, or capital expenditures.

Disagreements with Prior Management Team

Prior to 2013, we believe our prior management team may have engaged in activities that were outside the scope of the Company’s business. Prior management has disagreed with these findings. On January 27, 2014, the Company entered into a settlement with the prior management regarding these issues. As a result of the settlement agreement, prior management has agreed to return 60,000,000 shares of the Company’s common stock previously issued to them for services rendered and in return the Company has agreed to release prior management from any claims related to all costs deemed of a non-business nature.

Increase in Authorized Number of Shares

On November 7, 2014, the Company filed an Amendment to the Certificate of Incorporation in the state of Nevada that increased the number of authorized shares of the Company from 5 billion to 20 billion.

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

Earnings Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Basic net income or loss per share is computed by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants that are deemed “in the money” are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Also, under this method, convertible notes and preferred stock are treated as if they were converted at the beginning of the period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RAPID FIRE MARKETING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Rapid Fire Marketing, Inc.

We have audited the accompanying balance sheet of Rapid Fire Marketing, Inc. (the “Company”) as of December 31, 2014, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rapid Fire Marketing, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We Also audited the adjustments described in Note 9 that were applied to restate the 2013 financial statements to correct and error. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the 2013 of the Company other than with respect to the adjustments and, accordingly, we don not express an opinion or any other form of assurance on the 2013 financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative working capital and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP
St. Louis Park, MN
April 13, 2015

1660 Highway 100 South

Suite 500

St . Louis Park, MN 55416

630.277.2330

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Rapid Fire Marketing, Inc.

Rochester, Michigan

We have audited, before the effects of the adjustments for the correction of the errors described in Note 9, the accompanying balance sheet of Rapid Fire Marketing, Inc. as of December 31, 2013, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended (the 2013 financial statements before the effects of the adjustments discussed in Note 9 have been withdrawn and are not presented herein). The 2013 financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, except for the errors described in Note 9, the financial statements referred to above present fairly, in all material respects, the financial position of Rapid Fire Marketing, Inc. as of December 31, 2013, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the errors described in Note 9 and, accordingly, do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by KLJ & Associates, LLP.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

Bingham Farms, Michigan
April 11, 2014

RAPID FIRE MARKETING, INC

Balance Sheets

As of December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
Assets:		(as restated)
Cash and cash equivalents	$4,430	$2,351
Accrued interest	52,179	16,744
Accounts receivable	-	-
Inventory	40,373	130,814
Deposit on inventory	104,000	104,000
Prepaid expense	22,500	-
Current assets	223,482	253,909
Total assets	$223,482	$253,909

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities
Accounts payable and accrued liabilities	$670,959	$305,680
Convertible notes payable, net discount of $25,767 and $0	112,733	23,500
Derivative liabilities	177,323	-
Current liabilities	961,015	329,180
Total liabilities	961,015	329,180

Commitments and contingencies

Stockholders’ Equity (Deficit):
Series A1 Convertible Preferred stock, $0.001 par value, 25,000,000 shares authorized, 2,790,000 and 7,790,000 issued and outstanding at December 31, 2014 and December 31, 2013, respectively	2,790	7,790
Series A2 Convertible Preferred Stock, $0.001 par value, 300 shares authorized, 125 and 150 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	-	-
Series B Preferred Stock, $0.001 par value, 16,000,000 and 16,000,000 shares authorized, issued and outstanding at December 31, 2014 and December 31, 2013, respectively	16,000	16,000
Series C Preferred Stock, $0.001 par value, 5,000 shares authorized, 5,000 and 0 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	5	-
Common Stock,$0.001 par value 20,000,000,000 shares authorized, 4,609,208,217 and 2,789,513,042 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively. 500,000,000 shares reserved for issuance at December 31, 2014	4,960,208	2,789,513
Stock to be issued	1,014,906	10,000
Additional paid-in capital	22,094,591	14,991,494
Stock subscription receivable	(5,516,000)	(1,116,000)
Deferred stock compensation	-	(80,000)
Accumulated deficit	(23,310,033)	(16,694,068)
Total stockholders’ equity (deficit)	(737,533)	(75,271)
Total liabilities and stockholders’ equity (deficit)	$223,482	$253,909

The accompanying notes are an integral part of these financial statements.

RAPID FIRE MARKETING, INC

Statements of Operations

For the Years Ended December 31, 2014 and 2013

	Year Ended December 31, 2014	Year Ended December 31, 2013
		(as restated)

Sales	$4,563	$21,834

Costs of sales	92,456	7,525

Gross profit (loss)	(87,893)	14,309

Operating expenses:
Sales and marketing	178,720	107,029
General and administrative	854,214	538,782
Research and development	40,625	110,175
Stock for services	254,737	2,490,218
Total operating expenses	1,328,296	3,246,204

Loss from operations	(1,416,189)	(3,231,895)

Other income (expense)
Interest income	45,992	14,591
Interest expense	(636,789)	(126,814)
Day one charge and change in fair value of derivative liabilities	(130,155)	-
Loss on common shares issued	(4,478,824)	(424,741)
Total other income (expense)	(5,199,776)	(536,964)

Net loss before income taxes	(6,615,965)	(3,768,859)

Provision for income taxes	-	-

Net loss	$(6,615,965)	$(3,768,859)

Basic net loss per share	$(0.00)	$(0.00)
Diluted net loss per share	$(0.00)	$(0.00)
Basic weighted average number of shares of common stock outstanding	4,480,344,580	2,169,422,459
Diluted weighted average number of shares of common stock outstanding	4,480,344,580	2,169,422,459

The accompanying notes are an integral part of these financial statements.

RAPID FIRE MARKETING, INC

Statement of Stockholders’ Equity

For the Years Ended December 31, 2014 and 2013

	Series A1 Preferred Stock		Series A2 Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common stock		Additional Paid-in	Shares to	Stock Subscription	Deferred Stock	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	be Issued	Receivable	Compensation	Deficit	Equity

December 31, 2012	10,790,000	$10,790	$150	$-	-	$-	-	$-	1,575,113,736	$1,575,114	$12,686,416	$571,518	$(1,450,000)	$(40,000)	$(12,925,209)	$428,629

Common stock issued for services and stock based compensation	-	-	-	-	-	-	-	-	150,000,000	150,000	288,333	-	-	(40,000)	-	398,333
Conversion of preferred stock into common stock	(3,000,000)	(3,000)	-	-	-	-	-	-	90,000,000	90,000	(87,000)	-		-	-	-
Preferred stock issued for cash	-	-	-	-	-	-	-	-	-	-	-	-	334,000	-	-	334,000
Preferred stock issued to Chief Executive Officer	-	-	-	-	16,000,000	16,000	-	-	-	-	2,075,885	-	-	-	-	2,091,885
Common stock issued to Ironridge Global IV LTD	-	-	-	-	-	-	-	-	974,399,306	974,399	27,860	(561,518)	-	-	-	440,741
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,768,859)	(3,768,859)

December 31, 2013 (as restated)	7,790,000	7,790	150	-	16,000,000	16,000	-	-	2,789,513,042	2,789,513	14,991,494	10,000	(1,116,000)	(80,000)	(16,694,068)	(75,271)

Conversion of Series A1 preferred stock into common stock	(5,000,000)	(5,000)	-	-	-	-	-	-	150,000,000	150,000	(145,000)	-		-	-	-
Conversion of Series A2 preferred stock into common stock	-	-	(25)	-	-	-	-	-	1,435,738,562	1,435,738	2,173,180	869,906	-	-	-	4,478,824
Preferred stock issued for cash	-	-	-	-	-	-	5,000	5	-	-	4,999,995	-	(4,400,000)	-	-	600,000
Common stock issued for convertible notes	-	-	-	-	-	-	-	-	410,984,849	410,985	(305,985)	-	-	-	-	105,000
Reclass of derivative liability upon conversion of corresponding note	-	-	-	-	-	-	-	-	-	-	170,332	-	-	-	-	170,332
Common stock issued for services and stock based compensation	-	-	-	-	-	-	-	-	151,754,386	151,754	22,983	135,000	-	80,000	-	389,737
Common stock issued for financing	-	-	-	-	-	-	-	-	82,217,378	82,218	127,592	-	-	-	-	209,810
Common stock returned from prior management	-	-	-	-	-	-	-	-	(60,000,000)	(60,000)	60,000	-		-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,615,965)	(6,615,965)

December 31, 2014	2,790,000	$2,790	125	$-	16,000,000	$16,000	5,000	$5	4,960,208,217	$4,960,208	$22,094,591	$1,014,906	$(5,516,000)	$-	$(23,310,033)	$(737,533)

The accompanying notes are an integral part of these financial statements.

RAPID FIRE MARKETING, INC

Statements of Cash Flows

For the Years Ended December 31, 2014 and 2013

	Year Ended December 31, 2014	Year Ended December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:		(as restated)
Net loss	$(6,615,965)	$(3,768,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Day one charge and loss on change in fair market value of derivative liabilities	130,155	-
Common stock issued for services and stock based compensation	389,737	398,333
Series B preferred stock issued for services	-	2,091,885
Fair market value of common stock issued in connection with Series A preferred stock dividends	4,478,824	-
Amortization of discount on convertible notes payable	194,233	-
On issuance discount on convertible notes payable	10,000	-
Loss on shares issued in excess of liabilities settled	-	424,741
Changes in operating assets and liabilities:
Accrued interest receivable	(35,435)	(12,732)
Prepaid expenses	(22,500)	182,904
Inventory	90,441	14,712
Deposits on Inventory	-	110,175
Other assets	209,810	-
Accounts payable and accrued liabilities	447,779	199,970
Net cash used in operating activities	(722,921)	(358,871)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	125,000	9,500
Proceeds received from stock subscription	600,000	350,000
Net cash provided by financing activities	725,000	359,500

Change in cash and cash equivalents	2,079	629
Cash and cash equivalents, beginning of period	2,351	1,722
Cash and cash equivalents, end of period	$4,430	$2,351

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of notes payable to common stock	$105,000	$-
Conversion of preferred stock into common stock	$5,000	$3,000
Conversion of accounts payable into convertible note	$82,500	$-
Issuance of common stock accounted for as deferred offering costs	$209,810	$-
Increase in subscription receivable	$5,000,000	$-
Discount on convertible notes payable	$217,500	$-
Issuance of common stock accounted for as a prepaid	$135,000	$-

The accompanying notes are an integral part of these financial statements.

RAPID FIRE MARKETING, INC

Notes to Financial Statements

December 31, 2014 and 2013

Note 1 – Organization and Description of Business

Organization

Rapid Fire Marketing, Inc. (the “Company” or “RFMK”) was incorporated under the laws of the state of Delaware in 1989 as G.D.E. Search Corporation. In 2001, the Company changed its name to N-Vision Technology. In July 2007, the Company changed its name to Rapid Fire Marketing, Inc.

Description of Business

The Company is a developer and reseller of herbal vaporizers. The core strategy is to maximize revenues in the rapidly expanding vaporizer industry. The Company currently sells the CANNAcig and Cumulus personal vapor inhalers. Beginning in February of 2013, the Company began developing a dry herbal vaporizer. The dry herbal vaporizer was in development and testing as of the end of June 30, 2014 and is expected to be available by early to mid 2015.

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

The ability of RFMK to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. During the year ended December 31, 2014, the Company funded operations through the receipt of $100,000 in convertible notes payable, $550,000 in connection with proceeds received in connection with the sale of Series A2 Convertible Preferred stock and $50,000 in connection with the sale of Series C Convertible Preferred stock. As of December 31, 2014, the Company still have subscriptions receivable from sales of Series A2 Convertible Preferred stock and Series C Convertible Preferred stock of $566,000 and $4,950,000, respectively. Subsequent to year end, the Company has received $100,000 in proceeds related to Series A2 Convertible Preferred stock. Management’s plans include collecting on the remaining sales of Series A2 Convertible Preferred stock and Series C Convertible Preferred stock, selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

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

Risks and Uncertainties

The Company has a limited operating history and has not generated significant revenues from our planned principal operations.

The Company’s business and operations are sensitive to general business and economic conditions in the U.S. and worldwide. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets and the general condition of the U.S. and world economy. A host of factors beyond the Company’s control could cause fluctuations in these conditions, including the political environment and acts or threats of war or terrorism. Adverse developments in these general business and economic conditions, including through recession, downturn or otherwise, could have a material adverse effect on the Company’s financial condition and the results of its operations.

The Company currently has minimal sales and limited marketing and/or distribution capabilities. The Company has limited experience in developing, training or managing a sales force and will incur substantial additional expenses if we decide to market any of our current and future products. Developing a marketing and sales force is also time consuming and could delay launch of our future products. In addition, the Company will compete with many companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against these companies. In addition, the Company has limited capital to devote sales and marketing.

The Company’s industry is characterized by rapid changes in technology and customer demands. As a result, the Company’s products may quickly become obsolete and unmarketable. The Company’s future success will depend on its ability to adapt to technological advances, anticipate customer demands, develop new products and enhance our current products on a timely and cost-effective basis. Further, the Company’s products must remain competitive with those of other companies with substantially greater resources. The Company may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced versions of existing products. Also, the Company may not be able to adapt new or enhanced products to emerging industry standards, and the Company’s new products may not be favorably received. Nor may we have the capital resources to further the development of existing and/or new ones.

The Company’s operations are subject to new innovations in product design and function. Significant technical changes can have an adverse effect on product lives. Design and development of new products are important elements to achieve and maintain profitability in the Company’s industry segment. The Company may be subject to federal, state and local environmental laws and regulations. The Company does not anticipate expenditures to comply with such laws and does not believe that regulations will have a material impact on the Company’s financial position, results of operations, or liquidity. The Company believes that its operations comply, in all material respects, with applicable federal, state, and local environmental laws and regulations

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

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

Inventory

Inventory consists of two finished products, the CANNAcig Vapor Inhaler and the Cumulus Vapor Inhaler, which are valued at the lower of cost or market valuation under the first-in, first-out method of costing. In addition, deposits on inventory consist of monies advanced to the contract manufacturer in connection with the production of our new dry herbal vaporizer which expected to be put into production in early 2015.

Product obsolescence may be caused by changes in technology, discontinuance of a product line, replacement products in the marketplace or other competitive situations. The Company maintains a reserve on inventories that are considered to be slow moving or obsolete, to reduce the inventory to their net estimated realizable value. Once specific inventory is written-down, the write-down is permanent until the inventory is physically disposed of. During the year ended December 31, 2014, the Company recorded an obsolescence reserve of $89,563 due to lack of current sales and our an anticipated new product line to be issued in 2015.

Property and Equipment

Property and equipment are stated at cost. Major improvements and betterments are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful life. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statements of operations as other gain or loss, net.

Revenue Recognition

The Company generates revenue from the product sales of the CANNAcig Vapor Inhaler and the Cumulus Vapor Inhaler product sales of Bionic cigarettes revenue is recognized when the purchase is complete and shipment has occurred.

Shipping and handling fees and costs incurred are included as an offset to general and administrative expenses. The amount of revenue received for shipping and handling is less than 5% of revenues for all periods presented.

Sales tax collected from customers is not recorded as revenue. Sales tax collected is included in accounts payable until remitted to the taxing authorities.

Research and Development

All research and development costs, including licensing costs, are charged to expense as incurred. In accordance with this policy, all costs associated with the design, development and testing of the Company’s products have been expensed as incurred.

Stock-Based Compensation

The Company follows ASC 718-10, “Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. The Company granted stock awards, at market value, to its advisors for services rendered. Accordingly, stock-based compensation has been recorded to date.

Income Taxes

Income taxes are provided in accordance with ASC 740, “Income Taxes”, which requires an asset and liability approach for the financial accounting and reporting of income taxes. Current income tax expense (benefit) is the amount of income taxes expected to be payable (receivable) for the current year. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. Deferred income tax expense is generally the net change during the year in the deferred income tax asset and liability. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be “more likely than not” realized in future tax returns. Tax rate changes and changes in tax law are reflected in income in the period such changes are enacted.

Fair Value of Financial Instruments

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company did not have any level 1 or level 3 financial instruments at December 31, 2014 and 2013. As of December 31, 2014, the derivative liabilities were considered a level 2 item; see Note 3. As of December 31, 2013, the Company had no level 2 financial instruments.

The carrying amounts reported in the accompanying financial statements for current assets and current liabilities approximate the fair value because of the immediate or short term maturities of the financial instruments.

Earnings (Loss) per Share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding shares of convertible debt, preferred stock, options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding convertible debt, preferred stock, options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2014 and 2013, the Company’s dilutive securities consisted of convertible notes payable and Series A1, Series A2 and Series C preferred stock. If the holders of the convertible notes payable, Series A1 Preferred Stock, Series A2 Preferred Stock and Series C Preferred Stock all converted, the Company would be in excess of their authorized shares. The outstanding dilutive securities have been excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive for the years ended December 31, 2014 and 2013.

Note 3 – Convertible Notes Payable and Derivative Liabilities

As of January 28, 2014, the Company had incurred amounts of $82,500 owed to Pyrenees Investments, LLC for service rendered. On January 28, 2014, the indebtedness was sold to Iconic Holdings, LLC, a third party. In connection with this sale, the Company issued a $82,500 convertible note to the third party. The convertible note incurs interest at 10% per annum and is due January 24, 2015. If a default is called by the lender after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 20% per annum is triggered and retrospectively applied from the note’s inception date on the unpaid amount, and in addition the principal balance is increased by 150% of the face amount of the note deemed in default. At any time the note may be converted into shares of common stock, at the lower of $0.0006 or 50% discount off the lowest trading price for the Company’s common stock within the twenty (20) days preceding the conversion. The Company recorded a discount totaling $82,500 related to the beneficial conversion feature embedded in the note upon issuance. See below for discussion of derivative liabilities related to the conversion feature due to the absence of a conversion floor. In connection with this agreement, the Company reserved 250,000,000 shares of its common stock with the transfer agent. During the year ended December 31, 2014, the holder converted $50,000 into shares of common stock, see below for additional information.

In February 2014 and October 2014, the Company borrowed $100,000 and $25,000, respectively, as evidenced by a convertible note issued to Iconic Holdings as part of a total note agreement of $165,000, including a $15,000 on issuance discount, which was entered into on January 28, 2014. The Company has yet to receive the remaining $25,000 in proceeds in which an additional $2,500 of an issuance discount will be recorded. The convertible note incurs interest at 10% per annum and is due January 28, 2015. If a default is called by the lender after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 20% per annum is triggered and retrospectively applied from the note’s inception date on the unpaid amount, and in addition the principal balance is increased by 150% of the face amount of the note deemed in default. At any time the note may be converted into common stock, at the lower of $0.0006 or 50% discount off the lowest trading price for the Company’s common stock within the twenty (20) days preceding the conversion. The Company recorded a discount totaling $137,500, which included $12,500 for the on issuance discount, related to the beneficial conversion feature embedded in the note upon issuance. See below for discussion of derivative liabilities related to the conversion feature due to the absence of a conversion floor. In connection with this agreement, the Company reserved 250,000,000 shares of its common stock with the transfer agent. During the year ended December 31, 2014, the holder converted $55,000 into shares of common stock, see below for additional information.

During the year ended December 31, 2014, the holder converted $105,000 of principal into 410,984,849 shares of common stock. In connection with these conversions, derivative liabilities of $170,332 were reclassed to additional paid-in capital. During the year ended December 31, 2014, the Company amortized $194,233 of the discount to interest expense. As of December 31, 2014, a discount of $25,767 remained which will be recognized during the year ended December 31, 2015.

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

During the year ended December 31, 2014, the Company issued convertible debt with principal and OID amounts totaling $220,000. At the inception of these notes, they were fully discounted due to value of the associated derivative liabilities. At December 31, 2014, the aggregate remaining discounts on convertible notes to be accreted over the life of each respective note using the straight line method are $25,767. For the year ended December 31, 2014, interest expense from accretion of the discount was $194,233.

Aggregate derivative liabilities associated with remaining convertible notes were $177,323 as of December 31, 2014. Based on this revaluation at year end and the revaluation of derivative liabilities measured during the period immediately before extinguishment of associated convertible notes, the Company recognized a loss related to the day one value of the derivative liabilities of $1,045,882 and a loss (gain) in the change of fair value of derivative liability of ($915,727) during the year ended December 31, 2014.

The following are the weighted average variable used in determining the fair market value of the Company’s derivative liabilities during the year ended December 31, 2014:

Date	January 28, 2014	February 28, 2014	September 30, 2014	December 31, 2014
Closing stock price of common stock	$0.0017	$0.0017	$0.0005	$0.0005
Conversion price	$0.0002	$0.0006	$0.0002	$0.0002
Expected life in years	1.00	1.00	0.33	0.08
Risk free rate	0.11%	0.11%	0.03%	0.03%
Expected annual volatility	294.70%	301.70%	309.90%	248.00%
Dividend percentage	0.00%	0.00%	0.00%	0.00%

Note 4 – Subscriptions Receivables

As of December 31, 2014 and 2013, the Company held 11 and 29 notes receivable (the “Series A2 Notes”) from Ironridge Global IV, Ltd totaling $550,000 and $1,100,000, respectively, related to the sale of Series A2 Convertible Preferred Stock (see below for rights and preferences). The principal balance outstanding under the Series A2 Notes bears interest at the rate of 1.0% per annum. The entire unpaid principal balance, interest and any other charges due and payable under these Series A2 Notes will become due and payable 29 months from the date of issuance (September 21, 2012) and is recorded as a reduction to Stockholders’ Equity (Deficit) on the accompanying balance sheets. The Series A2 Notes shall be deemed not due and payable should the Company not have either 1) a registration statement on file and effective with the SEC covering the underlying common shares issuable as a result of the Preferred Shares, or 2) that the underlying common shares are eligible for trading under the then current Rule 144 as promulgated by the Securities of Act of 1933, as amended. The Company is also required to maintain adequate coverage of authorized shares, and must have the ability to issue common shares to the holder of the preferred shares in electronic format. Other customary events of default also apply. As of December 31, 2014 and 2013, approximately $550,000 and $1,100,000, respectively, of the Series A2 Notes balance remained unpaid. During the years ended December 31, 2014 and 2013, the Company received $550,000 and $350,000, respectively, in proceeds related to the payment of the Series A2 Notes and recorded interest income of $8,155 and $12,322, respectively. In addition, subscription receivables includes $16,000 in excess common stock in which was issued to the holders of Series A2 Notes which needs to be remitted by the holder.

On March 27, 2014, the Company entered into an agreement with the same party discussed above for the issuance of 100 notes receivable (the “Series C Notes”) from one issuer totaling $5,000,000 related to the sale of Series C Convertible Preferred Stock (see below for rights and preferences). The principal balance outstanding under the Series C Notes bears interest at the rate of 1.0% per annum. The entire unpaid principal balance, interest and any other charges due and payable under these Series C Notes will become due and payable 82 weeks from the date of issuance and is recorded as a reduction to Stockholders’ Equity on the accompanying balance sheet. The Series C Notes deemed not due and payable should the Company not have either 1) a registration statement on file and effective with the SEC covering the underlying common shares issuable as a result of the preferred shares, or 2) that the underlying common shares are eligible for trading under the then current Rule 144 as promulgated by the Securities of Act of 1933, as amended. The Company is also required to maintain adequate coverage of authorized shares, and must have the ability to issue common shares to the holder of the preferred shares in electronic format. Other customary events of default also apply. As of December 31, 2014, $4,950,00 of the Series C Notes balance remained unpaid. During the year ended December 31, 2014, the Company received $50,000 in proceeds related to the payment on the Series C Notes. Additional, proceeds are dependent upon the Company maintaining sufficient authorized shares.

Note 5 – Stockholders’ Equity

Preferred Stock

Series A1 Preferred Stock

On September 6, 2011, the Company filed a Certificate of Designation of Series A1 Convertible Preferred Stock (“Series A1”) with the Secretary of State of Nevada. Pursuant to the Series A1 Certificate of Designation, the Company designated 25,000,000 shares of its blank check preferred stock as Series A1 Preferred Stock. The Series A1 Preferred Stock ranks senior to the common stock (the “Junior Stock”). The Series A1 Preferred Stock can be converted at anytime into 30 common shares per one preferred share. In the event of a liquidation, the Series A1 Preferred Stock will be entitled to a liquidation at the same as common stock. The Series A1 Preferred Stock has no voting rights.

Series A2 Preferred Stock

On October 5, 2012, the Company filed a Certificate of Designation of Series A2 Convertible Preferred Stock (“Series A2”) with the Secretary of State of Nevada. Pursuant to the Series A2 Certificate of Designation, the Company designated 300 shares of its blank check preferred stock as Series A2 . The Series A2 ranks senior to the common stock and any subsequently created series of preferred stock that does not expressly rank pari passu with or senior to the Series A2 (the “Junior Stock”). The Series A2 can be converted at anytime and has a fixed conversion price of $0.00225 per common share. The Series A2 is entitled to minimum six years worth of dividends accruing at a rate of 8.5% per annum potentially increasing to 18% per annum under certain circumstances such as a significant decrease in the price of the Company’s common stock. Dividends are payable in cash or in shares of common stock valued at 85.0% of the closing market price of the Company’s common stock for any trading day following the issuance date of the Series A2. In the event of a liquidation, the Series A2 will be entitled to a payment of the Stated Value of $10,000 per share plus any accrued but unpaid dividends prior to any payments being made in respect of the Junior Stock. The holders of Series A2 do not have voting rights, except for shares in which have already been converted into shares of common stock.

On January 8, 2014, the holder converted 10 Series A2 shares into 44,444,444 shares of common stock. In addition, under the terms of the Series A2 the holder was entitled to immediate payment of dividends on the $100,000 stated value of the Series A2 at an annual dividend rate of 18% rate, which is an increase over the stated 8.5% due to adjustments related to the decrease in the fair market value of the Company’s common stock, for a period of six years resulting in dividends payable of $108,000. The holder elected to convert the dividends to common stock based upon 85% of the closing market price as disclosed above resulting in a conversion price of $0.00017 with 635,294,118 common shares being issued. On the date of conversion, the fair market value of the dividend shares issued was $1,334,118 based upon the closing market price of the Company’s common stock. Thus, the Company recorded additional expense of $1,334,118 in connection with the dividend shares issued.

On February 11, 2014, the holder converted 15 Series A2 shares into 66,666,666 shares of common stock. In addition, under the terms of the Series A2 the holder was entitled to immediate payment of dividends on the $150,000 stated value of the Series A2 at an annual dividend rate of 18% rate, which is an increase over the stated 8.5% due to adjustments related to the decrease in the fair market value of the Company’s common stock, for a period of six years resulting in dividends payable of $162,000. The holder elected to convert the dividends to common stock based upon 85% of the closing market price as disclosed above resulting in a conversion price of $0.00017 with 952,941,176 common shares to be issued. On the date of conversion, the fair market value of the dividend shares issued was $3,144,706 based upon the closing market price of the Company’s common stock. Thus, the Company recorded additional expense of $3,144,706 in connection with the dividend shares issued. During the year ended December 31, 2014, the Company has issued 756,000,000 shares of common stock relieving the “Shares to Be Issued” account by $2,341,467. As of December 31, 2014, the Company has recorded within stockholders’ equity “Shares to Be Issued” of $869,906 as 263,607,842 common shares have not been delivered due to the 9.99% ownership limitation placed on the shareholders. During the years ended December 31, 2014 and 2013, the Company accrued dividends related to the Series A2 shares of $104,543 and $126,140, respectively. As of December 31, 2014 and 2013, accrued Series A2 dividends recorded within accounts payable and accrued liabilities on the accompanying balance sheet were $230,683 and $126,140, respectively.

Series B Preferred Stock

On February 28, 2013, the Company filed a Certificate of Designation of Series B Convertible Preferred Stock (“Series B”) with the Secretary of State of Nevada. Pursuant to the Series B Certificate of Designation, the Company designated 16,000,000 shares of its blank check preferred stock as Series B. The Series B ranks senior to the common stock and any subsequently created series of preferred stock that does not expressly rank pari passu with or senior to the Series B (the “Junior Stock”). The Series B cannot be converted into any other securities and does not receive dividends. Each share of Series B shall have voting rights equal to that of 2,000 shares of common stock. In the event of a liquidation, the Series B will be entitled to net assets on a pro rata basis.

On March 1, 2013, the Company issued its Chief Executive Officer 16,000,000 shares of Series B Preferred Stock. The only rights the holder under the Series B has relates to voting control of the Company, which prior to the issuance the Chief Executive Officer, was the only officer and Board of Director member and already could make significant decisions, however, the Chief Executive Officer lacked voting control due to limited equity holdings in the Company. The issuance transferred voting control of the Company to the Chief Executive Officer. The Company determine the fair market value of the Series B to be $2,091,885 based upon the 61.65% of the Company’s market capitalization on the date of the issuance. The percentage used in the calculation reflects a fully diluted basis at the time of the agreement.

Series C Preferred Stock

On March 27, 2014, the Company filed a Certificate of Designation of Series C Convertible Preferred Stock (“Series C”) with the Secretary of State of Nevada. Pursuant to the Series C Certificate of Designation, the Company designated 5,000 shares of its blank check preferred stock as Series C. The Series C ranks senior to the common stock and any subsequently created series of preferred stock that does not expressly rank pari passu with or senior to the Series C (the “Junior Stock”) and pari passu in rights to dividends and liquidation to the Series A2 and junior to all existing and future indebtedness of the Company. The Series C can be converted at anytime and has a fixed conversion price of $0.01 per common share. The Series C is entitled to minimum six years worth of dividends accruing at a rate of 8.5% per annum potentially increasing to 18% per annum under certain circumstances such as a significant decrease in the price of the Company’s common stock. Dividends are payable in cash or in shares of common stock valued at 85.0% of the closing market price of the Company’s common stock for any trading day following the issuance date of the Series C. In the event of a liquidation, the Series C will be entitled to a payment of the Stated Value of $10,000 per share plus any accrued but unpaid dividends prior to any payments being made in respect of the Junior Stock. The holders of Series C do not have voting rights, except for shares in which have already been converted into shares of common stock. During the year ended December 31, 2014, the Company issued 5,000 shares of Series C for a subscription receivable of $5.0 Million; see Note 4 for additional information. During the year ended December 31, 2014, the Company accrued dividends related to the Series C shares of $320,430 of which were also included within accounts payable and accrued liabilities on the accompanying financial statements.

Common Stock

On November 3, 2014, the State of Nevada approved to increase the Company’s authorized shares from 5 billion to 20 billion.

During the year ended December 31, 2014, the Company issued 1,754,386 shares of common stock valued at $4,737 based upon the closing market price of the Company’s common stock on the date of the agreement to a third party for the rights to future royalties related to Global Specialty Products, Inc.’s MicroRoasters brand.

In addition, the Company amortized $60,000 of deferred compensation related to common stock granted during the year ended December 31, 2013 which is being expensed over the service period. As of December 31, 2014, the Company had $0 of amortization remaining.

Additionally, during the year ended December 31, 2014, the Company issued 50,000,000 shares of common stock valued at $135,000 based upon the closing market price of the Company’s common stock on the on the date of the agreement to a third party for sales and marketing services. The fair market value of the common stock issued was recorded as prepaid expenses and is being amortized over the contract period of one year. During the year ended December 31, 2014, the Company amortized $112,500 to sales and marketing on the accompanying statement of operations. As of December 31, 2014, the remaining prepaid is $22,500. In addition, as of the date of this filing the common stock has not been issued and thus the value of $135,000 is recorded within stock to be issued on the accompanying balance sheet.

On January 27, 2014, the Company entered into a settlement with the prior management whereby prior management agreed to return 60,000,000 shares of the Company’s common stock previously issued to them for services rendered. In return, the Company has agreed to release prior management from any claims related to all costs deemed of a non-business nature. The Company accounted for the shares at their par value of $60,000 reducing common stock by that amount with the reclass to additional paid in capital. Upon return, the common stock was cancelled by the transfer agent and reflected in our calculation of weighted average shares for the year ended December 31, 2014 as of the date of the agreement.

During the years ended December 31, 2014 and 2013, the Company recorded compensation expense of $170,000 and $318,333, respectively related to common stock issued under the Chief Executive Officer’s employment agreement. During the year ended December 31, 2014, the Company issued 100,000,000 shares of common stock due under the employment agreement. The shares were valued on date of the agreement being amortized over the term. Expected future compensation to be recorded during the years ended December 31; $170,000 for 2015 and $56,667 for 2016.

During the year ended December 31, 2014, the Company issued 150,000,000 shares of common stock in connection with the conversion of 5,000 shares of Series A1 Preferred Stock with a carrying value of $5,000 held by the former Chief Executive Officer.

During the year ended December 31, 2013, the Company issued 780,000,000 shares of common stock. Of this amount 43,089,214 shares were issued for services; 90,000,000 shares of stock were issued from the conversion of 3,000,000 shares of preferred stock, and the balance of 646,910,786 shares were issued for a settlement of debt valued at $561,518 of which $349,355 was recorded as a loss on shares issued.

Ironridge Global IV, Ltd.

On September 19, 2012, the Supreme Court of the State of California for the County of Los Angeles Central District (the “Court”), entered an order (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement (the “Settlement Agreement”) between the Company, and Ironridge Global IV, Ltd. (“Ironridge”), in the matter entitled Ironridge Global IV, Ltd. v. Rapid Fire Marketing, Inc., Case No. BC 490059 (the “Action”). Ironridge commenced the Action against the Company to recover an aggregate of $643,133 of past-due accounts payable of the Company, plus fees and costs (the “Claim”). The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding upon the Company and Ironridge upon execution of the Order by the Court on September 19, 2012. The amounts due to Ironridge had previously been recorded within accounts payable but were reclassed to common stock to be issued within stockholders’ equity upon settlement as the obligation was to be settled in shares of common stock. Upon issuance of common stock, the Company determines the fair market value of the common shares issued based upon the closing market price of the Company’s common stock. The fair value of the common stock issued in excess of the reduction of the liability is recorded as a loss on common shares issued. The Company periodically issued common shares to Ironridge (up to their ownership percentage so as not to exceed 9.99%) until all amounts were paid in full.

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

In connection with the Ironridge matter described above, as well as other negotiated settlements, the Company recognized a loss on the share issuance in the amount of $424,741 during the year ended December 31, 2013 in connection with the issuance of 974,399,306 shares of common stock. As of December 31, 2013, no additional common shares were issuable as the settlement amount had been fully satisfied.

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

In addition, under the terms of the Equity Line of Credit the Company was required to issue Iconic 10% of the total commitment amount in restricted common stock as a commitment fee. To date the Company issued 82,217,378 shares of common stock valued at $209,810 based upon the closing market price of the Company’s common stock on the date of the agreement. The Company initially recorded the value of such common stock as a deferred offering cost and expected to offset the amount against future proceeds received in connection with Equity Line of Credit. As of December 31, 2014, no proceeds have been received under the Equity Line of Credit and the Company determined that future proceeds were not probable. Thus, the amount was written off as general and administrative expense at December 31, 2014.

Note 6 – Related Party Transactions

On March 28, 2013, the Company executed a 3% convertible note with a shareholder for $9,500 due within one year. The note is convertible into the Company’s common stock at a rate of $0.001 per share subject to various adjustments due to stock splits, change in control, etc. As of December 31, 2014, the note was in default, however, a demand for payment has not been received.

On November 29, 2012, the Company executed a 3% convertible note with a shareholder for $14,000 due within one year. The note is convertible into the Company’s common stock at the lesser of $0.001 per share (subject to various adjustments due to stock splits, change in control, etc) or a 20% discount to the current bid price on the date of conversion. As of December 31, 2014, the note was in default, however, a demand for payment has not been received.

As of December 31, 2014, amounts due to our Chief Executive Officer for salary payable recorded within Accounts Payable on the accompanying balance sheet were $30,430.

See Note 5 for Series B and common stock issued to the Chief Executive Officer.

Note 7 – Commitments

The Company neither owns nor leases any real or personal property. The Company’s Chief Executive Officer provides office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future. In addition, the Company uses a third party fulfiller to house and procure their sales based upon a monthly fee schedule.

Note 8 – Income Taxes

For the years ended December 31, 2014 and 2013, the Company has incurred net losses before and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward from is approximately $15,570,000 and $14,158,000 at December 31, 2014 and 2013, respectively, and will expire beginning in the year 2028. The primary difference between the Company’s statutory and effective tax rate relates to permanent differences for items in which are not deductible for tax purposes.

The provision for Federal income tax consists of the following for the years ended December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Federal income tax benefit attributable to:
Current operations	$480,009	$419,050
Less: valuation allowance	(480,009)	(419,050)
Net provision of income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Deferred tax asset attributable to:
Net operating loss carryforward	$5,293,630	$4,813,621
Less: valuation allowance	(5,293,630)	(4,813,621)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $15,570,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal return years 2010 through 2014 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations. The Company is subject to examination by the California Franchise Tax Board for the years ended 2010 through 2014 and currently does not have any ongoing tax examinations.

Note 9 – Restatement

The Company has amended the year ended December 31, 2013 for the following transactions:

The Series A2 is entitled to dividends accruing at a rate of 8.5%. During the year ended December 31, 2013, the Company did not accrue the dividends. Thus, the Company recorded an adjustment of $126,140 to accounts payable and accrued liabilities with interest expense as the offset during the year ended December 31, 2013 to correct this error.

On March 1, 2013, the Company issued its Chief Executive Officer 16,000,000 shares of Series B Preferred Stock. The Company determine the fair market value of the Series B to be $2,091,885, see Note 5 for additional information. The transactions wasn’t initially accounted for during the year ended December 31, 2013.

The Company incorrectly accounted for shares to be issued under the Chief Executive Officer’s employment agreement. To correct, the Company recorded compensation expense of $318,333 during the year ended December 31, 2013. See Note 5.

Balance Sheet:

	Originally Filed		As Restated
	Year Ended		Year Ended
	December 31, 2013	Adjustments	December 31, 2013

Accounts payable and accrued liabilities	$179,540	$126,140	$305,680
Total liabilities	$203,040	$126,140	$329,180

Preferred stock	$7,790	$16,000	$23,790
Additional paid in capital	12,597,276	2,394,218	14,991,494
Accumulated deficit	(14,157,710)	(2,536,358)	(16,694,068)
Total stockholders’ equity (deficit)	$50,869	(126,140)	$(75,271)

Statement of Operations:

	Originally Filed		As Restated
	Year Ended		Year Ended
	December 31, 2013	Adjustments	December 31, 2013
Stock for services	$80,000	$2,410,218	$2,490,218
Interest expense	674	126,140	126,814
Net loss	$(1,232,501)	$(2,536,358)	$(3,768,859)
Basic and diluted loss per share	$(0.00)	$-	$(0.00)
Weighted average shares outstanding	2,169,422,459	-	2,169,422,459

Statement of Cash Flows:

	Originally Filed		As Restated
	Year Ended		Year Ended
	December 31, 2013	Adjustments	December 31, 2013
Net loss	$(1,232,501)	(2,536,358)	$(3,768,859)
Stock for services	80,000	2,410,218	2,490,218
Accounts payable and accrued liabilities	73,830	126,140	199,970
Net cash used in operating activities	$(358,871)	$-	$(358,871)

Note 10 – Subsequent Events

Subsequent to year end, the Company received $100,000 in proceeds related to Series A2 Convertible Preferred stock.

Subsequent to year end, the Company issued 562,941,177 shares of common stock in connection with conversions of Series A2. Of these 66,666,667 shares of common stock was owed under a February 2014 conversion.

Subsequent to year end, the Company issued 251,166,667 shares of common stock in connection with conversions of Series A1.

Subsequent to year end, the Company issued 831,755,454 shares of common stock in connection with conversions of convertible notes payable.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2014 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 28, 2014, Silberstein Ungar, PLLC (the “Former Accountant”) notified the Company that its principals joined the accounting firm of KLJ & Associates, LLP. As a result of the transaction, on July 28, 2014, the Former Accountant resigned as the Company’s independent registered public accounting firm and the Company engaged KLJ & Associates, LLP (the “New Accountant”) as the Company’s independent registered public accounting firm. The engagement of the New Accountant was approved by the Company’s Board of Directors.

The Former Accountant’s audit reports on the financial statements of the Company for the fiscal years ended December 31, 2013 and 2012 contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2013 and 2012, and through the interim period ended July 28, 2013, there were no “disagreements” (as such term is defined in Item 304 of Regulation S-K) with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of the Former Accountant would have caused them to make reference thereto in their reports on the financial statements for such periods.

During the fiscal years ended December 31, 2013 and 2012, and through the interim period ended July 28, 2014, there were the following “reportable events” (as such term is defined in Item 304 of Regulation S-K). As disclosed in Part I, Item 4 of the Company’s Form 10-Q for the quarterly period ended March 31, 2014, the Company’s management determined that the Company’s internal controls over financial reporting were not effective as of the end of such period due to the existence of material weakness related to the following:

●	inadequate personnel for documenting and execution of processes related to accounting for transactions;

●	inadequate segregation of duties due to the limited size of the accounting department; and

●	a lack of experienced personnel with relevant accounting experience, due in part to our limited financial resources.

These material weaknesses have not been remediated as of the date of this Current Report on Form 10-K. Other than as disclosed above, there were no reportable events during the fiscal years ended December 31, 2013 and 2012, and through the interim period ended July 28, 2014. The Company’s Board of Directors discussed the subject matter of each reportable event with the Former Accountant. The Company authorized the Former Accountant to respond fully and without limitation to all requests of the New Accountant concerning all matters related to the audited period by the Former Accountant, including with respect to the subject matter of each reportable event.

Prior to retaining the New Accountant, the Company did not consult with the New Accountant regarding either: (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was the subject of a “disagreement” or a “reportable event” (as those terms are defined in Item 304 of Regulation S-K).

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, our CEO, or persons performing similar functions, and effected by our board of directors, management or other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our CEO, has established and maintained policies and procedures designed to maintain the adequacy of our internal control over financial reporting, and include those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the interim or annual Consolidated Financial Statements.

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of our internal control over financial reporting. Management was unable to implement its remediation plans during 2014 due to cost considerations. As a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of December 31, 2014.

Management has determined that, as of the December 31, 2014 measurement date, there were deficiencies in both the design and the effectiveness of our internal control over financial reporting. Management has assessed these deficiencies and determined that there were various material weaknesses in our internal control over financial reporting. The existence of a material weakness or weaknesses is an indication that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period.

Management has assigned a high priority to the short-and long-term improvement of our internal control over financial reporting. We have listed below the nature of the material weaknesses we have identified:

●	inadequate personnel for documenting and execution of processes related to accounting for transactions;

●	inadequate segregation of duties due to the limited size of the accounting department; and

●	a lack of experienced personnel with relevant accounting experience, due in part to our limited financial resources.

We intend to design and implement policies and procedures to remediate the material weaknesses in our internal control over financial reporting in fiscal 2015, including the implementation of a new accounting system and related internal procedures, and pending the financial resources, the hiring of a Chief Financial Officer as a full time employee.

Management does not believe that any of our annual or interim financial statements issued to date contain a material misstatement as a result of the aforementioned weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors during the fourth fiscal quarter ended December 31, 2014, that materially affected, or is likely to materially affect, our internal control over financial reporting. Our Chief Financial Officer resigned during the quarter, and we installed an Acting Chief Financial Officer who was previously and is now a member of our board of directors, and retained the services of an outside firm for interim support related to the closing and review of our financial statements and required reports.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are our present directors and executive officers as of March 25, 2015. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers serve at the discretion of the Board of Directors.

Name	Age	Present Position and Offices

Thomas Allinder	54	Chief Executive Officer and Sole Director

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, neither of our sole director and executive officer or our promoter and control person (as identified under “Certain Relationships and Related Transactions”) has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid during the years ended December 31, 2014 and 2013 for (i) our Chief Executive Officer, Thomas Allinder. There were no individuals in which required disclosure.

Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas Allinder	2014	150,000	-	170,000	-	-	-	-	320,000
CEO	2013	150,000	-	170,000	-	-	-	-	320,000

(1)	In each of the years ended December 31, 2013 and 2014, Mr. Allinder vested in 50,000,000 shares of common stock of the Company. The shares are issuable under his employment agreement, see the notes to the financial statements for additional disclosure, and valued at $0.0034 per share on the date of the agreement. The shares were issued during 2014.

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

Outstanding Equity Awards at December 31, 2014.

In connection with Mr. Allinder’s employment contract he has the ability to receive an additional 100,000,000 shares of common stock. The shares vest in tranches of 50 million each May 1st.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 25, 2015 regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) by each of our directors and executive officers and (iii) by all of our executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Owned (1)
Thomas Allinder	150,000,000	2.2%
All directors and named executive officers as a group (1 individual)	150,000,000	2.2%

5% or More Shareholders

N/A

*	Except as otherwise indicated, the address of each of the following persons is c/o Rapid Fire Marketing, Inc., 311 West Third St., Suite 1234, Carson City, NV 89703.

(1)	Percentage of beneficial ownership is based on the 6,556,071,515 shares of common stock outstanding as of March 25, 2015.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

Aggregate fees for professional services rendered to us by our independent registered public accounting firm engaged to provide accounting services for the years ended December 31, 2014 and 2013 were:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Audit fees	$26,200	$13,000
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0
Total	$26,200	$13,000

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

4. Other Fees are those associated with services not captured in the other categories.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K.

Exh. No.	Exhibit Description
3.1	Articles of Incorporation, incorporated by reference
3.2	By-laws, incorporated by reference
10.4	Employment Agreement between the Company and Mr. Tom Allinder, incorporated by reference
31.1	Section 302 Certification by the Registrant’s Principal Executive Officer
32.1	Section 906 Certification by the Registrant’s Principal Executive Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB *	XBRL Taxonomy Extension Presentation Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this report shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rapid Fire Marketing, Inc.
Date: April 13, 2015
	By:	/s/ Tom Allinder
Tom Allinder
Chief Executive Officer

