Form 10-Q
period 2015-03-31
RAPID FIRE MARKETING, INC.
filed 2015-05-14
CIK 859917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

As of May 6, 2015, the Company had 7,466,034,776 shares of its common stock, $0.001 par value per share, outstanding.

RAPID FIRE MARKETING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

RAPID FIRE MARKETING, INC.

BALANCE SHEETS

(unaudited)

	March 31, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$26,642	$4,430
Accrued interest	63,136	52,179
Inventory	40,168	40,373
Deposit on inventory	104,000	104,000
Prepaid expense	-	22,500
Current assets	233,946	223,482
Total assets	$233,946	$223,482

Liabilities and Stockholders’ Deficit:
Current liabilities
Accounts payable and accrued liabilities	$756,308	$670,959
Convertible notes payable, net discount of $27,100 and $25,767	61,650	112,733
Derivative liabilities	215,907	177,323
Current liabilities	1,033,865	961,015
Total liabilities	1,033,865	961,015

Commitments and contingencies

Stockholders’ Deficit:
Series A1 Convertible Preferred stock, $0.001 par value, 25,000,000 shares authorized, 2,790,000 issued and outstanding at March 31, 2015 and December 31, 2014	2,790	2,790
Series A2 Convertible Preferred Stock, $0.001 par value, 300 shares authorized, 95 and 125 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	-	-
Series B Preferred Stock, $0.001 par value, 16,000,000 shares authorized, issued and outstanding at March 31, 2015 and December 31, 2014	16,000	16,000
Series C Preferred Stock, $0.001 par value, 5,000 shares authorized, 5,000 shares issued and outstanding at March 31, 2015 and December 31, 2014	5	5
Common Stock,$0.001 par value 20,000,000,000 shares authorized, 6,539,404,848 and 4,960,208,217 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively. 2,856,694,932 shares reserved for issuance at March 31, 2015	6,539,407	4,960,208
Stock to be issued	1,309,906	1,014,906
Additional paid-in capital	20,954,829	22,094,591
Stock subscription receivable	(5,416,000)	(5,516,000)
Accumulated deficit	(24,206,856)	(23,310,033)
Total stockholders’ deficit	(799,919)	(737,533)
Total liabilities and stockholders’ deficit	$233,946	$223,482

See accompanying notes to financial statements.

RAPID FIRE MARKETING, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Sales	$663	$859

Costs of sales	727	681

Gross profit (loss)	(64)	178

Operating expenses:
Sales and marketing	52,051	20,692
General and administrative	119,908	233,708
Stock for services	42,500	50,737
Total operating expenses	214,459	305,137

Loss from operations	(214,523)	(304,959)

Other income (expense)
Interest income	13,326	2,453
Interest expense	(181,007)	(28,486)
Day one charge and change in fair value of derivative liabilities	11,416	(1,671,958)
Loss on common shares issued	(526,035)	(4,478,824)
Total other income (expense)	(682,300)	(6,176,815)

Net loss before income taxes	(896,823)	(6,481,774)

Provision for income taxes	-	-

Net loss	$(896,823)	$(6,481,774)

Basic net loss per share	$(0.00)	$(0.00)
Diluted net loss per share	$(0.00)	$(0.00)
Basic weighted average number of shares of common stock outstanding	5,946,457,037	2,852,173,398
Diluted weighted average number of shares of common stock outstanding	5,946,457,037	2,852,173,398

See accompanying notes to financial statements.

RAPID FIRE MARKETING, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(896,823)	$(6,481,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Day one charge and loss on change in fair market value of derivative liabilities	(11,416)	1,671,958
Common stock issued for services and stock based compensation	65,000	50,737
Fair market value of common stock issued in connection with Series A preferred stock dividends	425,331	4,478,824
Amortization of discount on convertible notes payable	54,917	24,018
On issuance discount on convertible notes payable	-	10,000
Loss on shares issued in excess of liabilities settled	100,704	-
Changes in operating assets and liabilities:
Accrued interest receivable	(10,957)	2,011
Prepaid expenses	-
Inventory	205	182
Accounts payable and accrued liabilities	145,251	(8,544)
Net cash used in operating activities	(127,788)	(252,588)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	50,000	100,000
Proceeds received from stock subscription	100,000	300,495
Net cash provided by financing activities	150,000	400,495

Change in cash and cash equivalents	22,212	147,907
Cash and cash equivalents, beginning of period	4,430	2,351
Cash and cash equivalents, end of period	$26,642	$150,258

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of notes payable and accrued interest to common stock	$89,882	$-
Conversion of preferred stock into common stock	$300,000	$250,000
Conversion of accounts payable into convertible note	$-	$82,500
Issuance of common stock accounted for as deferred offering costs	$-	$88,757
Increase in subscription receivable	$-	$5,000,000
Discount on convertible notes payable, including OID	$56,250	$192,500

See accompanying notes to financial statements.

RAPID FIRE MARKETING, INC

Notes to Financial Statements

March 31, 2015

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto for the Company for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K. The financial statements for the three months ended March 31, 2015 are not necessarily indicative of the results expected for the year ending December 31, 2015.

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

The ability of RFMK to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. During the three months ended March 31, 2015, the Company funded operations through the receipt of $50,000 in net proceeds from convertible notes payable and $100,000 in connection with proceeds received in connection with the sale of Series A2 Convertible Preferred stock. As of March 31, 2015, the Company has subscriptions receivable from sales of Series A2 Convertible Preferred stock and Series C Convertible Preferred stock of $500,000 and $4,950,000, respectively. Subsequent to quarter end, the Company has received $50,000 in proceeds related to Series A2 Convertible Preferred stock. Management’s plans include collecting on the remaining sales of Series A2 Convertible Preferred stock and Series C Convertible Preferred stock, selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

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

The Company’s operations are subject to new innovations in product design and function. Significant technical changes can have an adverse effect on product lives. Design and development of new products are important elements to achieve and maintain profitability in the Company’s industry segment. The Company may be subject to federal, state and local environmental laws and regulations. The Company does not anticipate expenditures to comply with such laws and does not believe that regulations will have a material impact on the Company’s financial position, results of operations, or liquidity. The Company believes that its operations comply, in all material respects, with applicable federal, state, and local environmental laws and regulations.

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

Inventory

Inventory consists of two finished products, the CANNAcig Vapor Inhaler and the Cumulus Vapor Inhaler, which are valued at the lower of cost or market valuation under the first-in, first-out method of costing. In addition, deposits on inventory consist of monies advanced to the contract manufacturer in connection with the production of our new dry herbal vaporizer which expected to be put into production in early 2015 to be delivered in mid 2015.

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

Fair Value of Financial Instruments

The Company follows Accounting Standards Codification (“ASC”) 825 Fair Value Measurements and Disclosures, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to ASC 825. ASC 825 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 825 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 - Unobservable inputs which are supported by little or no market activity.

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015 and December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaids, accounts payable, accrued liabilities, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term nature or because they are payable on demand. As of March 31, 2015 and December 31, 2014, the Company’s derivative liabilities were considered Level 2. See Note 3 for discussion regarding the determination of the fair market value.

Earnings (loss) Per Share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding shares of convertible debt, preferred stock, options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding convertible debt, preferred stock, options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2015 and 2014, the Company’s dilutive securities consisted of convertible notes payable and Series A1, Series A2 and Series C preferred stock. If the holders of the convertible notes payable, Series A1 Preferred Stock, Series A2 Preferred Stock and Series C Preferred Stock all converted, the Company would be in excess of their authorized shares. The outstanding dilutive securities have been excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive for the three months ended March 31, 2015 and 2014.

Note 3 - Convertible Notes Payable and Derivative Liabilities

As of January 28, 2014, the Company had incurred amounts of $82,500 owed to Pyrenees Investments, LLC for service rendered. On January 28, 2014, the indebtedness was sold to Iconic Holdings, LLC, a third party. In connection with this sale, the Company issued a $82,500 convertible note to the third party. The convertible note incurs interest at 10% per annum and is due January 24, 2015. If a default is called by the lender after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 20% per annum is triggered and retrospectively applied from the note’s inception date on the unpaid amount, and in addition the principal balance is increased by 150% of the face amount of the note deemed in default. At any time the note may be converted into shares of common stock, at the lower of $0.0006 or 50% discount off the lowest trading price for the Company’s common stock within the twenty (20) days preceding the conversion. The Company recorded a discount totaling $82,500 related to the beneficial conversion feature embedded in the note upon issuance. See below for discussion of derivative liabilities related to the conversion feature due to the absence of a conversion floor. In connection with this agreement, the Company reserved 250,000,000 shares of its common stock with the transfer agent. As of March 31, 2015 and December 31, 2014, the principal balance of the note was $0 and $57,500, respectively.

In January 2014, the Company entered into a $165,000 convertible note agreement with Iconic Holdings. Under the terms of the agreement the Company was to receive $150,000, in proceeds. The Company received proceeds of $100,000 in February 2014, $25,000 in October 2014, and $25,000 February 2015 resulting in a total on issuance discount of $15,000. The convertible note incurs interest at 10% per annum and was due January 28, 2015. If a default is called by the lender after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 20% per annum is triggered and retrospectively applied from the note’s inception date on the unpaid amount, and in addition the principal balance is increased by 150% of the face amount of the note deemed in default. At any time the note may be converted into common stock, at the lower of $0.0006 or 50% discount off the lowest trading price for the Company’s common stock within the twenty (20) days preceding the conversion. The Company recorded a discount totaling $165,000, which included $15,000 for the on issuance discount, related to the beneficial conversion feature embedded in the note upon issuance. See below for discussion of derivative liabilities related to the conversion feature due to the absence of a conversion floor. In connection with this agreement, the Company reserved 250,000,000 shares of its common stock with the transfer agent. As of March 31, 2015 and December 31, 2014, the principal balance of the note was $5,000 and $30,000, respectively.

In March 2015, the Company entered into a $230,000 convertible note agreement with Iconic Holdings. Under the terms of the agreement the Company was to receive $200,000, in proceeds. The Company received $25,000 in proceeds in March 2015 resulting in an on issuance discount of $3,750. The convertible note incurs interest at 10% per annum and is due March 10, 2015. If a default is called by the lender after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 20% per annum is triggered and retrospectively applied from the note’s inception date on the unpaid amount, and in addition the principal balance is increased by 150% of the face amount of the note deemed in default. At any time the note may be converted into common stock, at a 50% discount off the lowest trading price for the Company’s common stock within the twenty five (25) days preceding the conversion. The Company recorded a discount totaling $28,750, which included $3,750 for the on issuance discount, related to the beneficial conversion feature embedded in the note upon issuance. See below for discussion of derivative liabilities related to the conversion feature due to the absence of a conversion floor. As of March 31, 2015, the principal balance of the note was $28,750.

During the three months ended March 31, 2015, the holder converted $82,500 of principal and $7,382 of accrued interest into 831,755,454 shares of common stock. In addition, during the three months ended March 31, 2015 and 2014, $54,917 and $24,018 of the convertible note discounts were amortized to interest expense, respectively. As of March 31, 2015, discounts of $27,100 remain and will be amortized within the year ended December 31, 2015.

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

During the three months ended March 31, 2015, the Company received proceeds of $50,000 from convertible debt with principal stated amounts of $56,250. At the inception of these notes, they were fully discounted due to value of the associated derivative liabilities. In addition, due to the value of the derivative liabilities being in excess of the principal stated amount a day one charge of $124,041 was recorded

Aggregate derivative liabilities associated with remaining convertible notes were $215,907 as of March 31, 2015. Based on this revaluation at quarter end the Company recognized a loss (gain) in the change of fair value of derivative liability of ($135,437) and $674,996 during the three months ended March 31, 2015 and 2014, respectively.

The following are the weighted average variable used in determining the fair market value of the Company’s derivative liabilities:

Date	February 9, 2015	March 10, 2015	March 31, 2015
Closing stock price of common stock	$0.0005	$0.0004	$0.0003
Conversion price	$0.0002	$0.0001	$0.0001
Expected life in years	0.50	1.00	0.50 to 0.90
Risk free rate	0.11%	0.11%	0.03%
Expected annual volatility	247.00%	221.00%	215% to 247%
Dividend percentage	0.00%	0.00%	0.00%

Note 4 - Subscriptions Receivables

As of March 31, 2015, the Company held nine (9) notes receivable (the “Series A2 Notes”) from Ironridge Global IV, Ltd totaling $450,000 related to the sale of Series A2 Convertible Preferred Stock (see below for rights and preferences). The principal balance outstanding under the Series A2 Notes bears interest at the rate of 1.0% per annum. The entire unpaid principal balance, interest and any other charges due and payable under these Series A2 Notes will become due and payable 29 months from the date of issuance (September 21, 2012) and is recorded as a reduction to Stockholders’ Equity on the accompanying balance sheet. The Series A2 Notes shall be deemed not due and payable should the Company not have either 1) a registration statement on file and effective with the SEC covering the underlying common shares issuable as a result of the preferred shares, or 2) that the underlying common shares are eligible for trading under the then current Rule 144 as promulgated by the Securities of Act of 1933, as amended. The Company is also required to maintain adequate coverage of authorized shares, and must have the ability to issue common shares to the holder of the preferred shares in electronic format. Other customary events of default also apply. During the three months ended March 31, 2015 and 2014, the Company received $100,000 and $250,000 in proceeds related to the payment of the Series A2 Notes and recorded interest income of $13,326 and $2,453, respectively. In addition, subscription receivables includes $16,000 in excess common stock in which was issued to the holders of Series A2 Notes which needs to be remitted by the holder.

On March 27, 2014, the Company entered into an agreement with the same party discussed above for the issuance of 100 notes receivable (the “Series C Notes”) from one issuer totaling $5,000,000 related to the sale of Series C Convertible Preferred Stock (see below for rights and preferences). The principal balance outstanding under the Series C Notes bears interest at the rate of 1.0% per annum. The entire unpaid principal balance, interest and any other charges due and payable under these Series C Notes will become due and payable 82 weeks from the date of issuance and is recorded as a reduction to Stockholders’ Equity on the accompanying balance sheet. The Series C Notes deemed not due and payable should the Company not have either 1) a registration statement on file and effective with the SEC covering the underlying common shares issuable as a result of the preferred shares, or 2) that the underlying common shares are eligible for trading under the then current Rule 144 as promulgated by the Securities of Act of 1933, as amended. The Company is also required to maintain adequate coverage of authorized shares, and must have the ability to issue common shares to the holder of the preferred shares in electronic format. Other customary events of default also apply. As of March 31, 2015, $4,950,000 of the Series C Notes balance remained unpaid. During the three months ended March 31, 2015 and 2014, the Company received $0 and $50,000 in proceeds related to the payment on the Series C Notes. Additional, proceeds are dependent upon the Company maintaining sufficient authorized shares.

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

On February 11, 2014, the holder converted 15 Series A2 shares into 66,666,666 shares of common stock. In addition, under the terms of the Series A2 the holder was entitled to immediate payment of dividends on the $150,000 stated value of the Series A2 at an annual dividend rate of 18% rate, which is an increase over the stated 8.5% due to adjustments related to the decrease in the fair market value of the Company’s common stock, for a period of six years resulting in dividends payable of $162,000. The holder elected to convert the dividends to common stock based upon 85% of the closing market price as disclosed above resulting in a conversion price of $0.00017 with 952,941,176 common shares to be issued. On the date of conversion, the fair market value of the dividend shares issued was $3,144,706 based upon the closing market price of the Company’s common stock. Thus, the Company recorded additional expense of $3,144,706 in connection with the dividend shares issued. During the three months ended March 31, 2015, the Company issued zero shares of common stock relieving the “Shares to Be Issued” account by $0. As of March 31, 2015, the Company has recorded within stockholders’ equity “Shares to Be Issued” of $869,906 as 263,607,842 common shares have not been delivered due to the 9.99% ownership limitation placed on the shareholders.

On January 6, 2015, the holder converted 30 Series A2 shares into 133,333,333 shares of common stock. In addition, under the terms of the Series A2 the holder was entitled to immediate payment of dividends on the $300,000 stated value of the Series A2 at an annual dividend rate of 18% rate, which is an increase over the stated 8.5% due to adjustments related to the decrease in the fair market value of the Company’s common stock, for a period of six years resulting in dividends payable of $324,000, of which $51,140 had been accrued as of the date of conversion. The holder elected to convert the dividends to common stock based upon 85% of the closing market price as disclosed above resulting in a conversion price of $0.00034 with 952,941,176 common shares to be issued. On the date of conversion, the fair market value of the dividend shares issued was $476,471 based upon the closing market price of the Company’s common stock. Thus, the Company recorded additional expense of $425,331, fair market value of shares less dividends already accrued of $51,140, in connection with the dividend shares issued. During the three months ended March 31, 2015, the Company issued 496,274,510 shares of common stock relieving the “Shares to Be Issued” account by $481,471. As of March 31, 2015, the Company has recorded within stockholders’ equity “Shares to Be Issued” of $295,000 as 589,999,999 common shares have not been delivered due to the 9.99% ownership limitation placed on the shareholders.

During the three months ended March 31, 2015 and 2014, the Company accrued dividends related to the Series A2 shares of $339,571 and $19,576, respectively. As of March 31, 2015 and December 31, 2014, accrued Series A2 dividends recorded within accounts payable and accrued liabilities on the accompanying balance sheet were $201,119 and $230,683, respectively.

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

Series C Preferred Stock

On March 27, 2014, the Company filed a Certificate of Designation of Series C Convertible Preferred Stock (“Series C”) with the Secretary of State of Nevada. Pursuant to the Series C Certificate of Designation, the Company designated 5,000 shares of its blank check preferred stock as Series C. The Series C ranks senior to the common stock and any subsequently created series of preferred stock that does not expressly rank pari passu with or senior to the Series C (the “Junior Stock”) and pari passu in rights to dividends and liquidation to the Series A2 and junior to all existing and future indebtedness of the Company. The Series C can be converted at anytime and has a fixed conversion price of $0.01 per common share. The Series C is entitled to minimum six years worth of dividends accruing at a rate of 8.5% per annum potentially increasing to 18% per annum under certain circumstances such as a significant decrease in the price of the Company’s common stock. Dividends are payable in cash or in shares of common stock valued at 85.0% of the closing market price of the Company’s common stock for any trading day following the issuance date of the Series C. In the event of a liquidation, the Series C will be entitled to a payment of the Stated Value of $10,000 per share plus any accrued but unpaid dividends prior to any payments being made in respect of the Junior Stock. The holders of Series C do not have voting rights, except for shares in which have already been converted into shares of common stock. During the three months ended March 31, 2015, the Company accrued dividends of $103,736 on the Series C. As of March 31, 2015 and December 31, 2014, total accrued dividends were $424,166 and $320,430, respectively.

Common Stock

2015 Issuances

In 2014, the Company entered into an agreement to issue 50,000,000 shares of common stock valued at $135,000 based upon the closing market price of the Company’s common stock on the on the date of the agreement to a third party for sales and marketing services. The fair market value of the common stock issued was recorded as prepaid expenses and is being amortized over the contract period of one year. During the three months ended March 31, 2015, the Company amortized $22,500 to sales and marketing on the accompanying statement of operations. As of March 31, 2015, the remaining prepaid is $0. In addition, as of the date of this filing the common stock has not been issued and thus the value of $135,000 is recorded within stock to be issued on the accompanying balance sheet.

During the three months ended March 31, 2015, the Company recorded compensation expense of $42,500 related to common stock to be issued under the Chief Executive Officer’s employment agreement. The shares were valued on date of the agreement being amortized over the term. Expected future compensation to be recorded during the years ended December 31; $127,500 for 2015 and $56,667 for 2016.

During the three months ended March 31, 2015, the Company issued 251,166,667 shares of common stock in connection with a settlement agreement with the former Chief Executive Officer. The Company valued the shares of common stock at $125,583 based upon the closing market price of the Company’s common stock on the date of the agreement. The Company recorded a loss of $100,704 due to the excess fair market value of common stock issued in excess forgiven notes payable of $23,500 and accrued interest of $1,379.

2014 Issuances

During the three months ended March 31, 2015, the Company issued 1,754,386 shares of common stock valued at $4,737 based upon the closing market price of the Company’s common stock on the date of the agreement to a third party for the rights to future royalties related to Global Specialty Products, Inc.’s MicroRoasters brand.

The Company amortized $30,000 of deferred compensation related to common stock granted during the three months ended March 31, 2014, which was being expensed over the service period.

On January 27, 2014, the Company entered into a settlement with the prior management whereby prior management agreed to return 60,000,000 shares of the Company’s common stock previously issued to them for services rendered. In return, the Company has agreed to release prior management from any claims related to all costs deemed of a non-business nature. The Company accounted for the shares at their par value of $60,000 reducing common stock by that amount with the reclass to additional paid in capital. Upon return, the common stock was cancelled by the transfer agent and reflected in our calculation of weighted average shares for the three months ended March 31, 2015 as of the date of the agreement.

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

In addition, under the terms of the Equity Line of Credit the Company was required to issue Iconic 10% of the total commitment amount in restricted common stock as a commitment fee. To date the Company issued 82,217,378 shares of common stock valued at $209,810 based upon the closing market price of the Company’s common stock on the date of the agreement. The Company initially recorded the value of such common stock as a deferred offering cost and expected to offset the amount against future proceeds received in connection with Equity Line of Credit. As of March 31, 2015, no proceeds have been received under the Equity Line of Credit. At December 31, 2014, the Company determined that future proceeds were not probable. Thus, the amount was written off as general and administrative expense at December 31, 2014.

Note 6 - Related Party Transactions

On March 28, 2013, the Company executed a 3% convertible note with a shareholder for $9,500 due within one year. The note is convertible into the Company’s common stock at a rate of $0.001 per share subject to various adjustments due to stock splits, change in control, etc. See Note 5 for discussion related to the conversion of this note into common stock.

On November 29, 2012, the Company executed a 3% convertible note with a shareholder for $14,000 due within one year. The note is convertible into the Company’s common stock at the lesser of $0.001 per share (subject to various adjustments due to stock splits, change in control, etc) or a 20% discount to the current bid price on the date of conversion. See Note 5 for discussion related to the conversion of this note into common stock.

As of March 31, 2015, amounts due to our Chief Executive Officer for salary payable recorded within Accounts Payable on the accompanying balance sheet were $43,319.

Note 7 - Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2015 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose, other than the ones noted below, in these financial statements.

Subsequent to quarter end, the Company received $50,000 in proceeds related to Series A2 Convertible Preferred stock.

Subsequent to quarter end, the Company issued 590,000,000 shares of common stock in connection with conversions of Series A2. All of these shares were due under previous conversions of Series A2 into common stock.

Subsequent to quarter end, the Company issued 319,963,261 shares of common stock in connection with conversions of convertible notes payable.

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

Our Business

The core business of Rapid Fire Marketing is the development and sale of vapor inhalers. The vapor inhaler is the base technology for the CANNAcig and Cumulus product. At this time, we are developing additional products based on vapor inhaler technology including primarily the Pocket Puffer. The Pocket Puffer has been in development and tested throughout 2013 and 2014 and is expected to reach the market in early to mid 2015. We believe vapor inhalers have a greater opportunity in the retail markets where it is sold without the active ingredient. Accordingly, we do not sell any products with active ingredients.

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

Management believes that our relevant market is large enough for us to enjoy potential success given the current size and popularity of the electronic cigarette and vaporizer markets. We believe we can be successful in capturing a portion of market share in the electronic cigarette and vaporizer industries.

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

In order for us to meet our basic financial obligations, including salaries and normal operating expenses, we plan to sell additional units of our products and to seek additional equity or debt financing. We have commitments for $750,000 remaining on the purchase of Series A2 Preferred Stock and $4,950,000 for the purchase of Series C Preferred Stock in financing from Ironridge Global, an international fund. To date we have received $810,495, with approximately subsequent 115 tranches remaining of $50,000, or $5,615,500, which includes $16,000 receivable due to an over issuance of common stock. The receipt of this funding is dependent upon the Company maintaining a sufficient number of authorized shares, etc. The Company cannot assure this will be adequate financing to meet our needs over the next 12 months or through the years of scheduled payments due in connection with the financings.

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

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Sales for the three months ended March 31, 2015, were $663, a decrease of $196 or 22.8%, as compared to $859 for the three months ended March 31, 2014. The decrease was due to limited funds available for marketing, as well as our inability to fully maintain and staff the sales function, and the related marketing support. In addition, we have reduced our marketing of the CANNAcig and Cumulus and have focused our efforts to getting the Pocket Puffer to market which is now available for presale. We also incurred direct costs of $727 and $681 related to sales during the three months ended March 31, 2015 and 2014, respectively. The increase of $46 or 6.8% between the 2015 and 2014 same periods was a result of a different mix of product sales in which the cost is different.

Sales and marketing expenses were $52,051 for the three months ended March 31, 2015, an increase of $31,359 or 151.6% over the prior period of $20,692. The increase in sales and marketing expenses was due to the amortization of stock based compensation in the three months ended March 31, 2015 as compared to the prior period where there was none. We continue to have limited funds available for marketing. General and administrative expenses were $119,908 for the three months ended March 31, 2015, a decrease of $113,800 or 48.7% over the prior period of $233,708. The decrease in general and administrative expense was due to an increase in professional fees related to filing our Form 10, as amended, and our annual report on Form 10-K in which these costs were incurred during the prior comparable period and not during the current period. Due to our cash flow restrictions we continually try to manage our expenses. Stock for services expense was $42,500 for the three months ended March 31, 2015, as compared to $50,737 for the three months ended March 31, 2014, a decrease of $8,237 or 16.2%. The decrease in stock for services expense during the current period was a result of the decrease use of stock based compensation in our agreements.

Other income and (expense) was ($682,300) for the three months ended March 31, 2015, a decrease of $5,494,515 or 89% over the prior period of ($6,176,815). The significant decrease was due to the fair market value of derivative liabilities recorded in connection with convertible debt issued during the prior period had higher values due to a significant difference between the conversion rate and the fair market value of our stock at quarter end. The convertible notes have conversion features in which adjust based on market price. In addition, under the terms of the Series A2 preferred stock agreement with Ironridge they receive six (6) years worth of dividends upon conversion of their Series A2 into preferred stock. The loss on common shares issued during the three months ended March 31, 2014 is related to the conversion of 25 Series A2 shares into common stock in which the fair market value of the Company’s common stock was significantly higher than the conversion rate provided. The Company records the common shares issuable for the dividends at the fair market value of the common stock on the date of conversion. During the three months ended March 31, 2015, the fair market value of our common stock had decreased significantly, thus, requiring a smaller difference between the conversion price and the fair market value of the common stock. The increase interest expense during the current three months relates to dividends accrued on Series C preferred stock, which was issued in March 2014, for the entire quarter whereby there was none in the prior comparable quarter.

Liquidity and Capital Resources

We used cash of $127,788 in our operating activities in the three months ended March 31, 2015, compared to $252,588 in the same period in 2014. During the three months ended March 31, 2015, the use of cash was primarily related to the net loss incurred due to our limited revenue generating operations offset by non-cash charges related to the issuance of common stock for preferred stock dividends of $425,331 and stock based compensation of $65,000. Net changes in other operation accounts such as inventory were insignificant due to the limited sales of our product during the current quarter. The increase in accounts payable was due to amounts payable to our Chief Executive Officer for payroll and accruals of preferred stock dividends.

Our financing activities provided cash of $150,000 in the three months ended March 31, 2015 compared to $400,495 in the same period in 2014. During the three months ended March 31, 2015, we received proceeds of $100,000 from stock subscription receivable, and $50,000 from issuance of convertible notes payable. We continue to be dependent upon the sale of debt and equity instruments to fund our operations.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure of Controls and Procedures.

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2015 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.

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

We intend to design and implement policies and procedures to remediate the material weaknesses in our internal control over financial reporting as soon as sufficient financing is available, including the implementation of a new accounting system and related internal procedures, and pending the financial resources, the hiring of a Chief Financial Officer as a full time employee.

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

Dated: May 14, 2015	RAPID FIRE MARKETING, INC.

	By:	/s/ Thomas Allinder
	Name:	Thomas Allinder
	Title:	President, Principal Executive Officer and Principal Financial Officer

