Form 10-Q
period 2015-06-30
RAPID FIRE MARKETING, INC.
filed 2015-08-17
CIK 859917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

As of August 17, 2015, the Company had 9,012,284,776 shares of its common stock, $0.001 par value per share, outstanding.

RAPID FIRE MARKETING, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

RAPID FIRE MARKETING, INC

BALANCE SHEETS

(unaudited)

	June 30, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$459	$4,430
Accrued interest	75,212	52,179
Inventory	40,157	40,373
Deposit on inventory	104,000	104,000
Prepaid expense	-	22,500
Current assets	219,828	223,482

Property and equipment, net	89,250	-
Total assets	$309,078	$223,482

Liabilities and Stockholders’ Deficit:
Current liabilities
Accounts payable and accrued liabilities	$904,663	$670,959
Convertible notes payable, net discount of $19,952 and $25,767	110,198	112,733
Derivative liabilities	75,094	177,323
Current liabilities	1,089,955	961,015
Total liabilities	1,089,955	961,015

Commitments and contingencies

Stockholders’ Deficit:
Series A1 Convertible Preferred stock, $0.001 par value, 25,000,000 shares authorized, 2,790,000 issued and outstanding at June 30, 2015 and December 31, 2014	2,790	2,790
Series A2 Convertible Preferred Stock, $0.001 par value, 300 shares authorized, 95 and 125 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	-	-
Series B Preferred Stock, $0.001 par value, 16,000,000 shares authorized, issued and outstanding at June 30, 2015 and December 31, 2014	16,000	16,000
Series C Preferred Stock, $0.001 par value, 5,000 shares authorized, 5,000 shares issued and outstanding at June 30, 2015 and December 31, 2014	5	5
Common Stock, $0.001 par value 20,000,000,000 shares authorized, 8,195,618,109 and 4,960,208,217 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively. 2,856,694,932 shares reserved for issuance at June 30, 2015	8,195,619	4,960,208
Stock to be issued	1,014,906	1,014,906
Additional paid-in capital	19,675,354	22,094,591
Stock subscription receivable	(5,350,000)	(5,516,000)
Accumulated deficit	(24,335,551)	(23,310,033)
Total stockholders’ deficit	(780,877)	(737,533)
Total liabilities and stockholders’ deficit	$309,078	$223,482

See accompanying notes to financial statements.

RAPID FIRE MARKETING, INC

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Sales	$932	$844	$1,595	$1,703

Costs of sales	1,463	588	2,190	1,269

Gross profit (loss)	(531)	256	(595)	434

Operating expenses:
Sales and marketing	8,436	26,094	60,487	46,786
General and administrative	99,588	194,335	219,496	428,043
Research and development	-	40,625	-	40,625
Stock for services	42,500	30,000	85,000	80,737
Total operating expenses	150,524	291,054	364,983	596,191

Loss from operations	(151,055)	(290,798)	(365,578)	(595,757)

Other income (expense)
Interest income	13,377	2,120	26,703	4,573
Interest expense	(131,830)	(106,581)	(312,837)	(135,067)
Day one charge and change in fair value of derivative liabilities	140,813	1,328,026	152,229	(343,932)
Loss on common shares issued	-	-	(526,035)	(4,478,824)
Total other income (expense)	22,360	1,223,565	(659,940)	(4,953,250)

Net income (loss) before income taxes	(128,695)	932,767	(1,025,518)	(5,549,007)

Provision for income taxes	-	-	-	-

Net income (loss)	$(128,695)	$932,767	$(1,025,518)	$(5,549,007)

Basic net income (loss) per share	$(0.00)	$0.00	$(0.00)	$(0.00)
Diluted net income (loss) per share	$(0.00)	$0.00	$(0.00)	$(0.00)
Basic weighted average number of shares of common stock outstanding	7,621,107,947	3,541,361,020	6,788,408,600	3,459,829,181
Diluted weighted average number of shares of common stock outstanding	7,621,107,947	5,151,449,853	6,788,408,600	3,459,829,181

See accompanying notes to financial statements.

RAPID FIRE MARKETING, INC

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,025,518)	$(5,549,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Day one charge and (gain) loss on change in fair market value of derivative liabilities	(152,229)	343,932
Common stock issued for services and stock based compensation	107,500	109,737
Depreciation	750	-
Fair market value of common stock issued in connection with Series A preferred stock dividends	425,331	4,478,824
Amortization of discount on convertible notes payable	62,065	74,122
On issuance discount on convertible notes payable	-	10,000
Loss on shares issued in excess of liabilities settled	100,704	-
Changes in operating assets and liabilities:
Accrued interest receivable	(23,033)	1,424
Inventory	216	345
Accounts payable and accrued liabilities	300,243	31,179
Net cash used in operating activities	(203,971)	(499,444)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	50,000	100,000
Proceeds received from stock subscription	150,000	400,495
Preferred stock issued for cash	-	16,000
Net cash provided by financing activities	200,000	516,495

Change in cash and cash equivalents	(3,971)	17,051
Cash and cash equivalents, beginning of period	4,430	2,351
Cash and cash equivalents, end of period	$459	$19,402

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of notes payable and accrued interest to common stock	$145,120	$-
Conversion of preferred stock into common stock	$300,000	$250,000
Conversion of accounts payable into convertible note	$-	$82,500
Issuance of common stock accounted for as deferred offering costs	$-	$88,757
Increase in subscription receivable	$-	$5,000,000
Discount on convertible notes payable, including OID	$56,250	$192,500
Assets purchased with note payable	$90,000	$-

See accompanying notes to financial statements.

RAPID FIRE MARKETING, INC

Notes to Financial Statements

June 30, 2015

Note 1 - Organization and Description of Business

Rapid Fire Marketing, Inc. (the “Company” or “RFMK”) was incorporated under the laws of the state of Delaware in 1989 as G.D.E. Search Corporation. In 2001, the Company changed its name to N-Vision Technology. In July 2007, the Company changed its name to Rapid Fire Marketing, Inc.

The Company is a developer and reseller of herbal vaporizers. The core strategy is to maximize revenues in the rapidly expanding vaporizer industry. The Company currently sells the CANNAcig and Cumulus personal vapor inhalers. Beginning in February of 2013, the Company began developing a dry herbal vaporizer. As of July, 2015, The PocketPuffer™ was in production and is on target for a late August or September delivery from the factory in China.

Asset Acquisition and Land Lease

On June 15, 2015, the Company entered into an asset purchase agreement with Black Ice Advisors, LLC (“Black Ice”), pursuant to which the Company agreed to purchase from Black Ice the following assets: (1) a 2,000 gallon water truck, (2) a 25,000 gallon steel water tank and (3) a 2005 John Deere skip loader tractor (together, the “Assets”). As consideration for the Assets, the Company executed a convertible promissory note in the principal amount of $90,000 that matures on December 10, 2015 and carries no interest, see Note 3 for additional information related to the convertible note payable. On the date of acquisition, the Company allocated the purchase price of $90,000 to the assets received based upon the assets relative fair market values. Additionally, on June 15, 2015, the Company entered into a land lease commencing on July 1, 2015 with Black Ice. The lease is for an initial period of five years at $2,000 per month.

The Company is acquiring the Assets in connection with the development of a new business division in industrial hemp farming. The Company recently leased sixty six acres of farmland in the Inland Empire region of California. We are currently in the process of beginning preparation of the farmland for industrial hemp farming. The land will be cleared of rocks and debris, then plowed to enable the Company to begin planting immediately upon receiving a permit from the State of California Department of Agriculture. California is currently putting the infrastructure in place to facilitate the permit process. Therefore, we cannot be certain as to when we will be able to begin growing. The Company is actively recruiting labor to commence industrial hemp farming once we receive the requisite permit from the State of California.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto for the Company for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K. The financial statements for the six months ended June 30, 2015 are not necessarily indicative of the results expected for the year ending December 31, 2015.

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

The ability of RFMK to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. During the six months ended June 30, 2015, the Company funded operations through the receipt of $150,000 in net proceeds from stock and $25,000 from the issuance of convertible notes payable. As of June 30, 2015, the Company has subscriptions receivable from sales of Series A2 Convertible Preferred stock and Series C Convertible Preferred stock of $400,000 and $4,950,000, respectively. Subsequent to quarter end, the Company has received $50,000 in proceeds related to Series A2 Convertible Preferred stock. Management’s plans include collecting on the remaining sales of Series A2 Convertible Preferred stock and Series C Convertible Preferred stock, selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015 and December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaids, accounts payable, accrued liabilities, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term nature or because they are payable on demand. As of June 30, 2015 and December 31, 2014, the Company’s derivative liabilities were considered Level 2. See Note 3 for discussion regarding the determination of the fair market value.

Earnings (loss) Per Share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding shares of convertible debt, preferred stock, options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding convertible debt, preferred stock, options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2015 and 2014, the Company’s dilutive securities consisted of convertible notes payable and Series A1, Series A2 and Series C preferred stock. If the holders of the convertible notes payable, Series A1 Preferred Stock, Series A2 Preferred Stock and Series C Preferred Stock all converted, the Company would be in excess of their authorized shares. The outstanding dilutive securities have been excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive for the three and six months ended June 30, 2015 and the six months ended June 30, 2014.

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

Note 3 - Convertible Notes Payable and Derivative Liabilities

Convertible Notes Payable - Cash Proceeds Received

As of January 28, 2014, the Company had incurred amounts of $82,500 owed to Pyrenees Investments, LLC for service rendered. On January 28, 2014, the indebtedness was sold to Iconic Holdings, LLC, a third party. In connection with this sale, the Company issued a $82,500 convertible note to the third party. The convertible note incurs interest at 10% per annum and is due January 24, 2015. If a default is called by the lender after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 20% per annum is triggered and retrospectively applied from the note’s inception date on the unpaid amount, and in addition the principal balance is increased by 150% of the face amount of the note deemed in default. At any time the note may be converted into shares of common stock, at the lower of $0.0006 or 50% discount off the lowest trading price for the Company’s common stock within the twenty (20) days preceding the conversion. The Company recorded a discount totaling $82,500 related to the beneficial conversion feature embedded in the note upon issuance. See below for discussion of derivative liabilities related to the conversion feature due to the absence of a conversion floor. In connection with this agreement, the Company reserved 250,000,000 shares of its common stock with the transfer agent. As of June 30, 2015 and December 31, 2014, the principal balance of the note was $53,772 and $57,500, respectively.

In January 2014, the Company entered into a $165,000 convertible note agreement with Iconic Holdings. Under the terms of the agreement the Company was to receive $150,000, in proceeds. The Company received proceeds of $100,000 in February 2014, $25,000 in October 2014, and $25,000 February 2015 resulting in a total on issuance discount of $15,000. The convertible note incurs interest at 10% per annum and was due January 28, 2015. If a default is called by the lender after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 20% per annum is triggered and retrospectively applied from the note’s inception date on the unpaid amount, and in addition the principal balance is increased by 150% of the face amount of the note deemed in default. At any time the note may be converted into common stock, at the lower of $0.0006 or 50% discount off the lowest trading price for the Company’s common stock within the twenty (20) days preceding the conversion. The Company recorded a discount totaling $165,000, which included $15,000 for the on issuance discount, related to the beneficial conversion feature embedded in the note upon issuance. See below for discussion of derivative liabilities related to the conversion feature due to the absence of a conversion floor. In connection with this agreement, the Company reserved 250,000,000 shares of its common stock with the transfer agent. As of June 30, 2015 and December 31, 2014, the principal balance of the note was $11,400 and $30,000, respectively.

In March 2015, the Company entered into a $230,000 convertible note agreement with Iconic Holdings. Under the terms of the agreement the Company was to receive $200,000, in proceeds. The Company received $25,000 in proceeds in March 2015 resulting in an on issuance discount of $3,750. The convertible note incurs interest at 10% per annum and is due March 10, 2015. If a default is called by the lender after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 20% per annum is triggered and retrospectively applied from the note’s inception date on the unpaid amount, and in addition the principal balance is increased by 150% of the face amount of the note deemed in default. At any time the note may be converted into common stock, at a 50% discount off the lowest trading price for the Company’s common stock within the twenty five (25) days preceding the conversion. The Company recorded a discount totaling $28,750, which included $3,750 for the on issuance discount, related to the beneficial conversion feature embedded in the note upon issuance. See below for discussion of derivative liabilities related to the conversion feature due to the absence of a conversion floor. As of June 30, 2015, the principal balance of the note was $28,750.

During the six months ended June 30, 2015, the holder converted $131,100 of principal and $14,020 of accrued interest into 2,149,135,382 shares of common stock. In addition, during the six months ended June 30, 2015 and 2014, $62,065 and $74,122 of the convertible note discounts were amortized to interest expense, respectively. As of June 30, 2015, discounts of $19,952 remain and will be amortized within the year ended December 31, 2015.

Convertible Notes Payable - Assets Acquired

On June 15, 2015, the Company entered into an asset purchase agreement with Black Ice Advisors, LLC (“Black Ice”), pursuant to which the Company agreed to purchase from Black Ice the following assets: (1) a 2,000 gallon water truck, (2) a 25,000 gallon steel water tank and (3) a 2005 John Deere skip loader tractor (together, the “Assets”). As consideration for the Assets, the Company executed a convertible promissory note in the principal amount of $90,000 that matures on December 10, 2015 and carries no interest. If upon maturity, the Company is unable to repay the Note, Black Ice may convert the note into shares of the Company’s common stock at a fifty percent (50%) discount to the lowest intraday bid price during the preceding twenty (20) days from the Notice of Conversion. Since the conversion of the note is dependent upon a triggering event, the Company will not record the beneficial conversion feature and/or derivative liability until the event is triggered.

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

During the six months ended June 30, 2015, the Company received proceeds of $50,000 from convertible debt with principal stated amounts of $56,250. At the inception of these notes, they were fully discounted due to value of the associated derivative liabilities. In addition, due to the value of the derivative liabilities being in excess of the principal stated amount a day one charge of $124,041 was recorded.

Aggregate derivative liabilities associated with remaining convertible notes were $75,094 as of June 30, 2015. Based on this revaluation at quarter end the Company recognized a loss (gain) in the change of fair value of derivative liability of ($140,813) and ($152,229) during the three and six months ended June 30, 2015, respectively.

The following are the weighted average variable used in determining the fair market value of the Company’s derivative liabilities:

Date	February 9, 2015	March 10, 2015	March 31, 2015	June 30, 2015
Closing stock price of common stock	$0.0005	$0.0004	$0.0003	$0.0002
Conversion price	$0.0002	$0.0001	$0.0001	$0.0001
Expected life in years	0.50	1.00	0.50 to 0.90	0.50
Risk free rate	0.11%	0.11%	0.03%	0.03%
Expected annual volatility	247.00%	221.00%	215% to 247%	418.00%
Dividend percentage	0.00%	0.00%	0.00%	0.00%

Note 4 - Subscriptions Receivables

As of June 30, 2015, the Company held nine (9) notes receivable (the “Series A2 Notes”) from Ironridge Global IV, Ltd totaling $400,000 related to the sale of Series A2 Convertible Preferred Stock (see below for rights and preferences). The principal balance outstanding under the Series A2 Notes bears interest at the rate of 1.0% per annum. The entire unpaid principal balance, interest and any other charges due and payable under these Series A2 Notes will become due and payable 29 months from the date of issuance (September 21, 2012) and is recorded as a reduction to Stockholders’ Equity on the accompanying balance sheet. The Series A2 Notes shall be deemed not due and payable should the Company not have either 1) a registration statement on file and effective with the SEC covering the underlying common shares issuable as a result of the preferred shares, or 2) that the underlying common shares are eligible for trading under the then current Rule 144 as promulgated by the Securities of Act of 1933, as amended. The Company is also required to maintain adequate coverage of authorized shares, and must have the ability to issue common shares to the holder of the preferred shares in electronic format. Other customary events of default also apply. During the six months ended June 30, 2015 and 2014, the Company received $150,000 and $350,000 in proceeds related to the payment of the Series A2 Notes and recorded interest income of $2,156 and $4,573, respectively. In addition, subscription receivables previously included $16,000 in excess common stock in which was issued to the holders of Series A2 Notes. The corresponding shares were remitted during the three months ended June 30, 2014.

On March 27, 2014, the Company entered into an agreement with the same party discussed above for the issuance of 100 notes receivable (the “Series C Notes”) from one issuer totaling $5,000,000 related to the sale of Series C Convertible Preferred Stock (see below for rights and preferences). The principal balance outstanding under the Series C Notes bears interest at the rate of 1.0% per annum. The entire unpaid principal balance, interest and any other charges due and payable under these Series C Notes will become due and payable 82 weeks from the date of issuance and is recorded as a reduction to Stockholders’ Equity on the accompanying balance sheet. The Series C Notes deemed not due and payable should the Company not have either 1) a registration statement on file and effective with the SEC covering the underlying common shares issuable as a result of the preferred shares, or 2) that the underlying common shares are eligible for trading under the then current Rule 144 as promulgated by the Securities of Act of 1933, as amended. The Company is also required to maintain adequate coverage of authorized shares, and must have the ability to issue common shares to the holder of the preferred shares in electronic format. Other customary events of default also apply. As of June 30, 2015, $4,950,000 of the Series C Notes balance remained unpaid. During the six months ended June 30, 2015 and 2014, the Company received $0 and $50,495 in proceeds related to the payment on the Series C Notes. Additional, proceeds are dependent upon the Company maintaining sufficient authorized shares.

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

On February 11, 2014, the holder converted 15 Series A2 shares into 66,666,666 shares of common stock. In addition, under the terms of the Series A2 the holder was entitled to immediate payment of dividends on the $150,000 stated value of the Series A2 at an annual dividend rate of 18% rate, which is an increase over the stated 8.5% due to adjustments related to the decrease in the fair market value of the Company’s common stock, for a period of six years resulting in dividends payable of $162,000. The holder elected to convert the dividends to common stock based upon 85% of the closing market price as disclosed above resulting in a conversion price of $0.00017 with 952,941,176 common shares to be issued. On the date of conversion, the fair market value of the dividend shares issued was $3,144,706 based upon the closing market price of the Company’s common stock. Thus, the Company recorded additional expense of $3,144,706 in connection with the dividend shares issued. During the six months ended June 30, 2015, the Company issued zero shares of common stock relieving the “Shares to Be Issued” account by $0. As of June 30, 2015, the Company has recorded within stockholders’ equity “Shares to Be Issued” of $1,014,906 as 263,607,842 common shares have not been delivered due to the 9.99% ownership limitation placed on the shareholders.

On January 6, 2015, the holder converted 30 Series A2 shares into 133,333,333 shares of common stock. In addition, under the terms of the Series A2 the holder was entitled to immediate payment of dividends on the $300,000 stated value of the Series A2 at an annual dividend rate of 18% rate, which is an increase over the stated 8.5% due to adjustments related to the decrease in the fair market value of the Company’s common stock, for a period of six years resulting in dividends payable of $324,000, of which $51,140 had been accrued as of the date of conversion. The holder elected to convert the dividends to common stock based upon 85% of the closing market price as disclosed above resulting in a conversion price of $0.00034 with 952,941,176 common shares to be issued. On the date of conversion, the fair market value of the dividend shares issued was $476,471 based upon the closing market price of the Company’s common stock. Thus, the Company recorded additional expense of $425,331, fair market value of shares less dividends already accrued of $51,140, in connection with the dividend shares issued. During the six months ended June 30, 2015, the Company issued 1,086,274,509 shares of common stock relieving the “Shares to Be Issued” account by $776,471, the entire amount due.

During the six months ended June 30, 2015 and 2014, the Company accrued dividends related to the Series A2 shares of $39,369 and $53,667, respectively. As of June 30, 2015 and December 31, 2014, accrued Series A2 dividends recorded within accounts payable and accrued liabilities on the accompanying balance sheet were $220,912 and $232,683, respectively.

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

Series C Preferred Stock

On March 27, 2014, the Company filed a Certificate of Designation of Series C Convertible Preferred Stock (“Series C”) with the Secretary of State of Nevada. Pursuant to the Series C Certificate of Designation, the Company designated 5,000 shares of its blank check preferred stock as Series C. The Series C ranks senior to the common stock and any subsequently created series of preferred stock that does not expressly rank pari passu with or senior to the Series C (the “Junior Stock”) and pari passu in rights to dividends and liquidation to the Series A2 and junior to all existing and future indebtedness of the Company. The Series C can be converted at anytime and has a fixed conversion price of $0.01 per common share. The Series C is entitled to minimum six years worth of dividends accruing at a rate of 8.5% per annum potentially increasing to 18% per annum under certain circumstances such as a significant decrease in the price of the Company’s common stock. Dividends are payable in cash or in shares of common stock valued at 85.0% of the closing market price of the Company’s common stock for any trading day following the issuance date of the Series C. In the event of a liquidation, the Series C will be entitled to a payment of the Stated Value of $10,000 per share plus any accrued but unpaid dividends prior to any payments being made in respect of the Junior Stock. The holders of Series C do not have voting rights, except for shares in which have already been converted into shares of common stock. During the three months ended June 30, 2015, the Company accrued dividends of $208,625 on the Series C. As of June 30, 2015 and December 31, 2014, total accrued dividends were $524,055 and $320,430, respectively.

Common Stock

2015 Issuances

In 2014, the Company entered into an agreement to issue 50,000,000 shares of common stock valued at $135,000 based upon the closing market price of the Company’s common stock on the on the date of the agreement to a third party for sales and marketing services. The fair market value of the common stock issued was recorded as prepaid expenses and is being amortized over the contract period of one year. During the six months ended June 30, 2015, the Company amortized $22,500 to sales and marketing on the accompanying statement of operations. As of June 30, 2015, the remaining prepaid is $0. In addition, as of the date of this filing the common stock has not been issued and thus the value of $135,000 is recorded within stock to be issued on the accompanying balance sheet.

During the six months ended June 30, 2015, the Company recorded compensation expense of $85,000 related to common stock to be issued under the Chief Executive Officer’s employment agreement. The shares were valued on date of the agreement being amortized over the term. Expected future compensation to be recorded during the years ended December 31; $85,000 for remainder of 2015 and $56,667 for 2016.

During the six months ended June 30, 2015, the Company issued 251,166,667 shares of common stock in connection with a settlement agreement with the former Chief Executive Officer. The Company valued the shares of common stock at $125,583 based upon the closing market price of the Company’s common stock on the date of the agreement. The Company recorded a loss of $100,704 due to the excess fair market value of common stock issued in excess forgiven notes payable of $23,500 and accrued interest of $1,379.

2014 Issuances

During the six months ended June 30, 2015, the Company issued 1,754,386 shares of common stock valued at $4,737 based upon the closing market price of the Company’s common stock on the date of the agreement to a third party for the rights to future royalties related to Global Specialty Products, Inc.’s MicroRoasters brand.

The Company amortized $60,000 of deferred compensation related to common stock granted during the six months ended June 30, 2014, which was being expensed over the service period.

On January 27, 2014, the Company entered into a settlement with the prior management whereby prior management agreed to return 60,000,000 shares of the Company’s common stock previously issued to them for services rendered. In return, the Company has agreed to release prior management from any claims related to all costs deemed of a non-business nature. The Company accounted for the shares at their par value of $60,000 reducing common stock by that amount with the reclass to additional paid in capital. Upon return, the common stock was cancelled by the transfer agent and reflected in our calculation of weighted average shares for the three months ended June 30, 2015 as of the date of the agreement.

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

In addition, under the terms of the Equity Line of Credit the Company was required to issue Iconic 10% of the total commitment amount in restricted common stock as a commitment fee. In connection with the agreement, the Company issued 82,217,378 shares of common stock valued at $209,810 based upon the closing market price of the Company’s common stock on the date of the agreement. The Company initially recorded the value of such common stock as a deferred offering cost and expected to offset the amount against future proceeds received in connection with Equity Line of Credit. At December 31, 2014, the Company determined that future proceeds were not probable. Thus, the amount was written off as general and administrative expense at December 31, 2014.

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

As of June 30, 2015, amounts due to our Chief Executive Officer for salary payable recorded within Accounts Payable on the accompanying balance sheet were $40,809.

Note 7 - Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2015 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose, other than the ones noted below, in these financial statements.

Subsequent to quarter end, the Company received approximately $25,000 in proceeds related to Series A2 Convertible Preferred stock.

Subsequent to quarter end, the Company issued 0 shares of common stock in connection with conversions of Series A2. All of these shares were due under previous conversions of Series A2 into common stock.

Subsequent to quarter end, the Company received $27,000 in proceeds from a convertible note payable. The terms of the note payable are similar to those disclosed in Note 3.

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

Our Business

Vapor Inhaler

The core business of Rapid Fire Marketing is the development and sale of vapor inhalers. The vapor inhaler is the base technology for the CANNAcig and Cumulus product. At this time, we are developing additional products based on vapor inhaler technology including primarily the PocketPuffer™. The PocketPuffer™ has been in development and tested throughout 2013 and 2014 and is expected to reach the market in late August or September of 2015. We believe vapor inhalers have a greater opportunity in the retail markets where it is sold without the active ingredient. Accordingly, we do not sell any products with active ingredients.

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

Industrial Hemp

On June 15, 2015, the Company entered into an asset purchase agreement with Black Ice Advisors, LLC (“Black Ice”), pursuant to which the Company agreed to purchase from Black Ice the following assets: (1) a 2,000 gallon water truck, (2) a 25,000 gallon steel water tank and (3) a 2005 John Deere skip loader tractor (together, the “Assets”). As consideration for the Assets, the Company executed a convertible promissory note in the principal amount of $90,000 that matures on December 10, 2015 and carries no interest, see Note 3 for additional information related to the convertible note payable. On the date of acquisition, the Company allocated the purchase price of $90,000 to the assets received based upon the assets relative fair market values. Additionally, on June 15, 2015, the Company entered into a land lease commencing on July 1, 2015 with Black Ice. The lease is for an initial period of five years at $2,000 per month.

The Company is acquiring the Assets in connection with the development of a new business division in industrial hemp farming. The Company recently leased sixty six acres of farmland in the Inland Empire region of California. We are currently in the process of preparations to begin preparation of the farmland for industrial hemp farming. The land will be cleared of rocks and debris, then plowed to enable the Company to begin planting immediately upon receiving a permit from the State of California Department of Agriculture. California is currently putting the infrastructure in place to facilitate the permit process. Therefore, we cannot be certain as to when we will be able to begin growing. The Company is actively recruiting labor to commence industrial hemp farming once we receive the requisite permit from the State of California.

Industrial hemp is a variety of Cannabis sativa and is of the same plant species as marijuana. However, hemp is genetically different and distinguished by its use and chemical makeup. Hemp has long been cultivated for non-drug use in the production of industrial and other goods. It can be grown as a fiber, seed, or other dual-purpose crop. Hemp fibers are used in a wide range of products, including fabrics and textiles, yarns and raw or processed spun fibers, paper, carpeting, home furnishings, construction and insulation materials, auto parts, and composites. The interior stalk (hurd) is used in various applications such as animal bedding, raw material inputs, low-quality papers, and composites. Hemp seed and oilcake are used in a range of foods and beverages, and can be an alternative food protein source. Oil from the crushed hemp seed is an ingredient in a range of body-care products and also nutritional supplements. Hemp seed is also used for industrial oils, cosmetics and personal care, and pharmaceuticals, among other composites.

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

In order for us to meet our basic financial obligations, including salaries and normal operating expenses, we plan to sell additional units of our products and to seek additional equity or debt financing. We have commitments for $400,000 remaining on the purchase of Series A2 Preferred Stock and $4,950,000 for the purchase of Series C Preferred Stock in financing from Ironridge Global, an international fund. To date we have received approximately $1,150,000 with approximately subsequent 107 tranches remaining of $50,000, or $5,350,000. The receipt of this funding is dependent upon the Company maintaining a sufficient number of authorized shares, etc. The Company cannot assure this will be adequate financing to meet our needs over the next 12 months or through the years of scheduled payments due in connection with the financings.

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

We do not plan on a large equipment purchvase or a significant change to the number of employees over the next twelve months. We do plan to implement a contract sales force to help distribute its products through retail outlets in the 17 states where its products are legally sold.

Results of Operations

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Sales for the six months ended June 30, 2015, were $1,595, a decrease of $108 or 6.34%, as compared to $1,703 for the six months ended June 30, 2014. The decrease was due to limited funds available for marketing, as well as our inability to fully maintain and staff the sales function, and the related marketing support. In addition, we have reduced our marketing of the CANNAcig and Cumulus and have focused our efforts to getting the PocketPuffer™ to market. We also incurred direct costs of $2,190 and $1,269 related to sales during the six months ended June 30, 2015 and 2014, respectively. The increase of $921 or 72.58% between the 2015 and 2014 same periods was a result of additional costs paid to our product fulfillment center.

Sales and marketing expenses were $60,487 for the six months ended June 30, 2015, an increase of $13,701 or 29.3 % over the prior period of $46,786. The increase in sales and marketing expenses was related to stock based compensation of $22,500 provided to an individual providing sales and marketing services. In general, we have limited funds to sales and marketing activities. General and administrative expenses were $219,496 for the six months ended June 30, 2015, a decrease of $208,547 or 48.7% over the prior period of $428,043. The decrease in general and administrative expense was due to an decrease in professional fees related to filing our Form 10, as amended, and our annual report on Form 10-K in which these costs were not incurred during the current comparable period. Research and development expenses were $0 for the six months ended June 30, 2015, an decrease of $40,625 or 100.0% over the prior period of $40,625. The decrease in research and development expenses was due to costs associated with developing prototypes for our new product, PocketPuffer™, which were not present during the current comparable period. Stock for services expense was $85,000 for the six months ended June 30, 2015, as compared to $80,737 for the six months ended June 30, 2014, an increase of $4,263 or 5.3%. The increase in stock for services expense during the current period was a result of increased amortization of deferred compensation and the value of common stock issued for services.

Other income and (expense) was ($659,940) for the six months ended June 30, 2015, a decrease of $4,293,310 or 86.7% over the prior period of ($4,953,250). The significant decrease was due to the fair market value of derivative liabilities recorded in connection with convertible debt issued during the prior period. The convertible notes have conversion features in which adjust based on market price. In addition, under the terms of the Series A2 preferred stock agreement with Ironridge they receive six (6) years worth of dividends upon conversion of their Series A2 into preferred stock. The loss on common shares issued during the six months ended June 30, 2015 is related to the conversion of 25 Series A2 shares into common stock. The Company records the common shares issuable for the dividends at the fair market value of the common stock on the date of conversion.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Sales for the three months ended June 30, 2015, were $932, an increase of $88 or 10.4%, as compared to $844 for the three months ended June 30, 2014. We have limited funds available for marketing, as well as our inability to fully maintain and staff the sales function, and the related marketing support. In addition, we have reduced our marketing of the CANNAcig and Cumulus and have focused our efforts to getting the PocketPuffer™ to market which is now available for presale. We also incurred direct costs of $1,463 and $588 related to sales during the three months ended June 30, 2015 and 2014, respectively. The increase of $875 or 148.8% between the 2015 and 2014 same periods was a result of a different mix of product sales in which the cost is different and additional costs paid to our product fulfillment center.

Sales and marketing expenses were $8,436 for the three months ended June 30, 2015, a decrease of $17,658 or 67.7% over the prior period of $26,094. The decrease in sales and marketing expenses was due to the amortization of stock based compensation in the three months ended June 30, 2014 as compared to the current period where there was none. We continue to have limited funds available for marketing. General and administrative expenses were $99,588 for the three months ended June 30, 2015, a decrease of $94,747 or 48.8% over the prior period of $194,335. The decrease in general and administrative expense was due to an increase in professional fees related to filing our Form 10, as amended, and our annual report on Form 10-K in which these costs were incurred during the prior comparable period and not during the current period. Due to our cash flow restrictions we continually try to manage our expenses. Stock for services expense was $42,500 for the three months ended June 30, 2015, as compared to $30,000 for the three months ended June 30, 2014, an increase of $12,500 or 41.7%. The increase in stock for services expense during the current period was a result of timing differences related to the amortization of the stock based compensation.

Other income and (expense) was $22,360 for the three months ended June 30, 2015, a decrease of $1,201,205 or 98.2% over the prior period of $1,223,565. The significant decrease was due to the fair market value of derivative liabilities recorded in connection with convertible debt issued during the prior period had higher values due to a significant difference between the conversion rate and the fair market value of our stock at quarter end. The convertible notes have conversion features in which adjust based on market price. The increase interest expense during the current three months relates to dividends accrued on Series C preferred stock, which was issued in March 2014, for the entire quarter whereby there was none in the prior comparable quarter.

Liquidity and Capital Resources

As of June 30, 2015 we had cash on hand of $459. We had net a working capital deficit of $870,127 as of June 30, 2015, compared to a net working capital deficit of $737,533 as of December 31, 2014. Our principal uses of cash during the six months ended June 30, 2015 were funding our operations.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the six months ended June 30, 2015, the Company recorded minimal revenues, incurred an operating loss of $362,443 and a net loss of $1,025,518 indicating substantial doubt regarding the Company continuing as a going concern.

We used cash of $203,971 in our operating activities in the six months ended June 30, 2015, compared to $499,444 in the same period in 2014. During the six months ended June 30, 2015, the use of cash was primarily related to the net loss incurred due to our limited revenue generating operations offset by non-cash charges related to day one charge and loss on change in fair value of derivative liabilities of ($152,229) and accounts payable and accrued liabilities of $300,243. Net changes in other operation accounts such as inventory were insignificant due to the limited sales of our product during the current quarter. The increase in accounts payable was due to amounts payable to our Chief Executive Officer for payroll and accruals of preferred stock dividends.

Our financing activities provided cash of $200,000 during the six months ended June 30, 2015 compared to $516,495 in the same period in 2014. During the six months ended June 30, 2015, we received proceeds of $150,000 from stock subscription receivable, and $50,000 from issuance of convertible notes payable. We continue to be dependent upon the sale of debt and equity instruments to fund our operations.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure of Controls and Procedures.

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of June 30, 2015 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.

The material weaknesses were first identified by us in our audited financial statements filed on Form 10-K on April 13, 2015 for the years ended December 31, 2014 and 2013 in which related to the following:

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

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

3.1	Series A Convertible Preferred Stock designation (Incorporated by reference to the Company’s Form 10-Q, as filed with the SEC on May 20, 2014).

3.2	Series A2 Convertible Preferred Stock designation Incorporated by reference to the Company’s Form 10-Q, as filed with the SEC on May 20, 2014).

3.3	Series B Preferred Stock designation Incorporated by reference to the Company’s Form 10-Q, as filed with the SEC on May 20, 2014).

3.4	Series C Convertible Preferred Stock designation Incorporated by reference to the Company’s Form 10-Q, as filed with the SEC on May 20, 2014).

31.1	Certification by the Chief Executive Officer and Principal Financial Officer of Rapid Fire Marketing, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1#	Certification by the Chief Executive Officer and Principal Financial Officer of Rapid Fire Marketing, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 17, 2015	RAPID FIRE MARKETING, INC.

	By:	/s/ Thomas Allinder
	Name:	Thomas Allinder
	Title:	President, Principal Executive Officer and Principal Financial Officer

