Form 10-Q
period 2015-09-30
RAPID FIRE MARKETING, INC.
filed 2015-11-19
CIK 859917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

As of November 1, 2015 , the Company had 9,602,284,776 shares of its common stock, $0.001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

RAPID FIRE MARKETING, INC

BALANCE SHEETS

(unaudited)

	September 30, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$314	$4,430
Accrued interest	89,272	52,179
Inventory	20,986	40,373
Deposit on inventory	104,000	104,000
Prepaid expense	135,534	22,500
Current assets	350,106	223,482

Property and equipment, net	84,750	-
Total assets	$434,856	$223,482

Liabilities and Stockholders’ Deficit:
Current liabilities
Accounts payable and accrued liabilities	$1,035,835	$670,959
Convertible notes payable, net discount of $30,335 and $25,767	219,515	112,733
Derivative liabilities	130,168	177,323
Current liabilities	1,385,518	961,015
Total liabilities	1,385,518	961,015

Commitments and contingencies

Stockholders’ Deficit:
Series A1 Convertible Preferred stock, $0.001 par value, 25,000,000 shares authorized, 2,790,000 issued and outstanding at September 30, 2015 and December 31, 2014	2,790	2,790
Series A2 Convertible Preferred Stock, $0.001 par value, 300 shares authorized, 65 and 125 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	-	-
Series B Preferred Stock, $0.001 par value, 16,000,000 shares authorized, issued and outstanding at September 30, 2015 and December 31, 2014	16,000	16,000
Series C Preferred Stock, $0.001 par value, 5,000 shares authorized, 5,000 shares issued and outstanding at September 30, 2015 and December 31, 2014	5	5
Common Stock,$0.001 par value 20,000,000,000 shares authorized, 9,585,618,109 and 4,960,208,217 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively. ____ shares reserved for issuance at September 30, 2015	9,585,619	4,960,208
Stock to be issued	1,310,415	1,014,906
Additional paid-in capital	18,493,521	22,094,591
Stock subscription receivable	(5,311,600)	(5,516,000)
Accumulated deficit	(25,047,412)	(23,310,033)
Total stockholders’ deficit	(950,662)	(737,533)
Total liabilities and stockholders’ deficit	$434,856	$223,482

See accompanying notes to financial statements.

RAPID FIRE MARKETING, INC

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Sales	$678	$1,373	$2,273	$3,076

Costs of sales	19,171	936	21,361	2,205

Gross profit (loss)	(18,493)	437	(19,088)	871

Operating expenses:
Sales and marketing	11,674	42,425	72,161	89,211
General and administrative	163,678	422,925	383,174	850,968
Research and development	5,000	-	5,000	40,625
Stock for services	42,500	20,000	127,500	100,737
Total operating expenses	222,852	485,350	587,835	1,081,541

Loss from operations	(241,345)	(484,913)	(606,923)	(1,080,670)

Other income (expense)
Interest income	14,060	2,142	40,763	6,715
Interest expense	(141,347)	(81,771)	(454,184)	(216,838)
Day one charge and change in fair value of derivative liabilities	(28,074)	175,251	124,155	(168,681)
Loss on common shares issued	(315,155)	-	(841,190)	(4,478,824)
Total other income (expense)	(470,516)	95,622	(1,130,456)	(4,857,628)

Net loss before income taxes	(711,861)	(389,291)	(1,737,379)	(5,938,298)

Provision for income taxes	-	-	-	-

Net loss	$(711,861)	$(389,291)	$(1,737,379)	$(5,938,298)

Basic net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic weighted average number of shares of common stock outstanding	9,141,487,674	4,149,578,770	758,138,762	3,737,095,863
Diluted weighted average number of shares of common stock outstanding	9,141,487,674	4,149,578,770	758,138,762	3,737,095,863

See accompanying notes to financial statements.

RAPID FIRE MARKETING, INC

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,737,379)	$(5,938,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Day one charge and (gain) loss on change in fair market value of derivative liabilities	(124,155)	168,681
Common stock issued for services and stock based compensation	150,000	439,320
Depreciation	750	-
Fair market value of common stock issued in connection with Series A preferred stock dividends	806,507	4,478,824
Series B preferred stock issued for services	-	16,000
Amortization of discount on convertible notes payable	81,382	114,777
On issuance discount on convertible notes payable	-	10,000
Loss on shares issued in excess of liabilities settled	100,704	-
Changes in operating assets and liabilities:
Accrued interest receivable	(37,093)	1,207
Prepaid expenses	34,466	-
PPE	4,500	-
Inventory	19,387	541
Accounts payable and accrued liabilities	431,415	112,059
Net cash used in operating activities	(269,516)	(596,889)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	77,000	100,000
Proceeds received from stock subscription	188,400	500,495
Net cash provided by financing activities	265,400	600,495

Change in cash and cash equivalents	(4,116)	3,606
Cash and cash equivalents, beginning of period	4,430	2,351
Cash and cash equivalents, end of period	$314	$5,957

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of notes payable and accrued interest to common stock	$145,120	$80,000
Conversion of preferred stock into common stock	$600,000	$5,000
Conversion of accounts payable into convertible note	$-	$82,500
Issuance of common stock accounted for as deferred offering costs	$-	$209,810
Increase in subscription receivable	$-	$5,000,000
Discount on convertible notes payable, including OID	$56,250	$192,500
Issuance of common stock accounted for as a prepaid	$80,000	$135,000
Assets purchased with note payable	$90,000	$-
Issuance of convertible note payable accounted for as a prepaid	$90,000	$-

See accompanying notes to financial statements.

RAPID FIRE MARKETING, INC

Notes to Financial Statements

September 30, 2015

Note 1 - Organization and Description of Business

Rapid Fire Marketing, Inc. (the “Company” or “RFMK”) was incorporated under the laws of the state of Delaware in 1989 as G.D.E. Search Corporation. In 2001, the Company changed its name to N-Vision Technology. In July 2007, the Company changed its name to Rapid Fire Marketing, Inc.

The Company is a developer and reseller of herbal vaporizers. The core strategy is to maximize revenues in the rapidly expanding vaporizer industry. The Company currently sells the CANNAcig and Cumulus personal vapor inhalers. Beginning in February of 2013, the Company began developing a dry herbal vaporizer. The PocketPuffer™ has experience several delays in production due to a variety of issues with the heating chamber as well as minor cosmetic problems. As of the last testing on 6 November, all issues have been resolved expect the heating chamber which is being addressed now. Therefore, we expect delivery of the PocketPuffer™ in December of 2015.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto for the Company for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K. The financial statements for the nine months ended September 30, 2015 are not necessarily indicative of the results expected for the year ending December 31, 2015.

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

The ability of RFMK to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. During the nine months ended September 30, 2015, the Company funded operations through the receipt of $188,400 in net proceeds from stock and $50,000 from the issuance of convertible notes payable. As of September 30, 2015, the Company has subscriptions receivable from sales of Series A2 Convertible Preferred stock and Series C Convertible Preferred stock of $361,600 and $4,950,000, respectively. Subsequent to quarter end, the Company has received $6,600 in proceeds related to Series A2 Convertible Preferred stock and $6,500 in convertible notes payable. Management’s plans include collecting on the remaining sales of Series A2 Convertible Preferred stock and Series C Convertible Preferred stock, selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

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

Inventory

Inventory consists of two finished products, the CANNAcig Vapor Inhaler and the Cumulus Vapor Inhaler, which are valued at the lower of cost or market valuation under the first-in, first-out method of costing. In addition, deposits on inventory consist of monies advanced to the contract manufacturer in connection with the production of our new dry herbal vaporizer which was put into production in mid 2015 and is expected to be delivered in December, 2015.

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

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015 and December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaids, accounts payable, accrued liabilities, and convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term nature or because they are payable on demand. As of September 30, 2015 and December 31, 2014, the Company’s derivative liabilities were considered Level 2. See Note 3 for discussion regarding the determination of the fair market value.

Earnings (loss) Per Share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding shares of convertible debt, preferred stock, options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding convertible debt, preferred stock, options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2015 and 2014, the Company’s dilutive securities consisted of convertible notes payable and Series A1, Series A2 and Series C preferred stock. If the holders of the convertible notes payable, Series A1 Preferred Stock, Series A2 Preferred Stock and Series C Preferred Stock all converted, the Company would be in excess of their authorized shares. The outstanding dilutive securities have been excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive for the three and nine months ended September 30, 2015 and 2014.

Note 3 - Convertible Notes Payable and Derivative Liabilities

Convertible Notes Payable - Cash Proceeds Received

As of January 28, 2014, the Company had incurred amounts of $82,500 owed to Pyrenees Investments, LLC for service rendered. On January 28, 2014, the indebtedness was sold to Iconic Holdings, LLC, a third party. In connection with this sale, the Company issued a $82,500 convertible note to the third party. The convertible note incurs interest at 10% per annum and is due January 24, 2015. If a default is called by the lender after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 20% per annum is triggered and retrospectively applied from the note’s inception date on the unpaid amount, and in addition the principal balance is increased by 150% of the face amount of the note deemed in default. At any time the note may be converted into shares of common stock, at the lower of $0.0006 or 50% discount off the lowest trading price for the Company’s common stock within the twenty (20) days preceding the conversion. The Company recorded a discount totaling $82,500 related to the beneficial conversion feature embedded in the note upon issuance. See below for discussion of derivative liabilities related to the conversion feature due to the absence of a conversion floor. In connection with this agreement, the Company reserved 250,000,000 shares of its common stock with the transfer agent. As of September 30, 2015 and December 31, 2014, the principal balance of the note was $0 and $57,500, respectively.

In January 2014, the Company entered into a $165,000 convertible note agreement with Iconic Holdings. Under the terms of the agreement the Company was to receive $150,000, in proceeds. The Company received proceeds of $100,000 in February 2014, $25,000 in October 2014, and $25,000 in February 2015 resulting in a total on issuance discount of $15,000. The convertible note incurs interest at 10% per annum and was due January 28, 2015. If a default is called by the lender after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 20% per annum is triggered and retrospectively applied from the note’s inception date on the unpaid amount, and in addition the principal balance is increased by 150% of the face amount of the note deemed in default. At any time the note may be converted into common stock, at the lower of $0.0006 or 50% discount off the lowest trading price for the Company’s common stock within the twenty (20) days preceding the conversion. The Company recorded a discount totaling $165,000, which included $15,000 for the on issuance discount, related to the beneficial conversion feature embedded in the note upon issuance. See below for discussion of derivative liabilities related to the conversion feature due to the absence of a conversion floor. In connection with this agreement, the Company reserved 250,000,000 shares of its common stock with the transfer agent. As of September 30, 2015 and December 31, 2014, the principal balance of the note was $11,400 and $30,000, respectively.

In March 2015, the Company entered into a $230,000 convertible note agreement with Iconic Holdings. Under the terms of the agreement the Company was to receive $200,000, in proceeds. The Company received $25,000 in proceeds in March 2015 and $27,000 in July 2015 resulting in a total on issuance discount of $6,450. The convertible note incurs interest at 10% per annum and is due March 10, 2016. If a default is called by the lender after failure to repay principal or interest when due, among other default provisions including untimely filings with the SEC, a default interest rate of 20% per annum is triggered and retrospectively applied from the note’s inception date on the unpaid amount, and in addition the principal balance is increased by 150% of the face amount of the note deemed in default. At any time the note may be converted into common stock, at a 50% discount off the lowest trading price for the Company’s common stock within the twenty five (25) days preceding the conversion. The Company recorded a discount totaling $58,450, which included $6,450 for the on issuance discount, related to the beneficial conversion feature embedded in the note upon issuance. See below for discussion of derivative liabilities related to the conversion feature due to the absence of a conversion floor. As of September 30, 2015, the principal balance of the note was $58,450.

During the nine months ended September 30, 2015, the holder converted $131,100 of principal and $14,020 of accrued interest into 1,897,968,715 shares of common stock. In addition, during the nine months ended September 30, 2015 and 2014, $81,382 and $114,777 of the convertible note discounts were amortized to interest expense, respectively. As of September 30, 2015, discounts of $30,335 remain and will be amortized through the due date of March 10, 2016.

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

Convertible Notes Payable - Services Received

See Note 5 for discussion related to a convertible note payable issued for services to be received.

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

During the nine months ended September 30, 2015, the Company received proceeds of $77,000 from convertible debt with principal stated amounts of $85,950. At the inception of these notes, they were fully discounted due to value of the associated derivative liabilities. In addition, due to the value of the derivative liabilities being in excess of the principal stated amount a day one charge of $209,233 was recorded.

Aggregate derivative liabilities associated with remaining convertible notes were $130,168 as of September 30, 2015. Based on this revaluation at quarter end the Company recognized a loss (gain) in the change of fair value of derivative liability of ($57,118) and ($333,388) during the three and nine months ended September 30, 2015, respectively.

The following are the weighted average variable used in determining the fair market value of the Company’s derivative liabilities:

Date	February 9, 2015	March 10, 2015	March 31, 2015	June 30, 2015	September 30, 2015
Closing stock price of common stock	$0.0005	$0.0004	$0.0003	$0.0002	$0.0001
Conversion price	$0.0002	$0.0001	$0.0001	$0.0001	$0.00005
Expected life in years	0.50	1.00	0.50 to 0.90	0.50	0.44 to 0.50
Risk free rate	0.11%	0.11%	0.03%	0.03%	0.12%
Expected annual volatility	247.00%	221.00%	215% to 247%	418.00%	339% to 494%
Dividend percentage	0.00%	0.00%	0.00%	0.00%	0.00%

Note 4 - Subscriptions Receivables

As of September 30, 2015, the Company held nine (9) notes receivable (the “Series A2 Notes”) from Ironridge Global IV, Ltd totaling $400,000 related to the sale of Series A2 Convertible Preferred Stock (see below for rights and preferences). The principal balance outstanding under the Series A2 Notes bears interest at the rate of 1.0% per annum. The entire unpaid principal balance, interest and any other charges due and payable under these Series A2 Notes will become due and payable 29 months from the date of issuance (September 21, 2012) and is recorded as a reduction to Stockholders’ Equity on the accompanying balance sheet. The Series A2 Notes shall be deemed not due and payable should the Company not have either 1) a registration statement on file and effective with the SEC covering the underlying common shares issuable as a result of the preferred shares, or 2) that the underlying common shares are eligible for trading under the then current Rule 144 as promulgated by the Securities of Act of 1933, as amended. The Company is also required to maintain adequate coverage of authorized shares, and must have the ability to issue common shares to the holder of the preferred shares in electronic format. Other customary events of default also apply. During the nine months ended September 30, 2015 and 2014, the Company received $188,400 and $450,000 in proceeds related to the payment of the Series A2 Notes and recorded interest income of $3,740 and $6,715, respectively. In addition, subscription receivables previously included $16,000 in excess common stock in which was issued to the holders of Series A2 Notes. The corresponding shares were remitted during the three months ended June 30, 2014.

On March 27, 2014, the Company entered into an agreement with the same party discussed above for the issuance of 100 notes receivable (the “Series C Notes”) from one issuer totaling $5,000,000 related to the sale of Series C Convertible Preferred Stock (see below for rights and preferences). The principal balance outstanding under the Series C Notes bears interest at the rate of 1.0% per annum. The entire unpaid principal balance, interest and any other charges due and payable under these Series C Notes will become due and payable 82 weeks from the date of issuance and is recorded as a reduction to Stockholders’ Equity on the accompanying balance sheet. The Series C Notes deemed not due and payable should the Company not have either 1) a registration statement on file and effective with the SEC covering the underlying common shares issuable as a result of the preferred shares, or 2) that the underlying common shares are eligible for trading under the then current Rule 144 as promulgated by the Securities of Act of 1933, as amended. The Company is also required to maintain adequate coverage of authorized shares, and must have the ability to issue common shares to the holder of the preferred shares in electronic format. Other customary events of default also apply. As of September 30, 2015, $4,950,000 of the Series C Notes balance remained unpaid. During the nine months ended September 30, 2015 and 2014, the Company received $0 and $50,495 in proceeds related to the payment on the Series C Notes. Additional, proceeds are dependent upon the Company maintaining sufficient authorized shares.

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

On February 11, 2014, the holder converted 15 Series A2 shares into 66,666,666 shares of common stock. In addition, under the terms of the Series A2 the holder was entitled to immediate payment of dividends on the $150,000 stated value of the Series A2 at an annual dividend rate of 18% rate, which is an increase over the stated 8.5% due to adjustments related to the decrease in the fair market value of the Company’s common stock, for a period of six years resulting in dividends payable of $162,000. The holder elected to convert the dividends to common stock based upon 85% of the closing market price as disclosed above resulting in a conversion price of $0.00017 with 952,941,176 common shares to be issued. On the date of conversion, the fair market value of the dividend shares issued was $3,144,706 based upon the closing market price of the Company’s common stock. Thus, the Company recorded additional expense of $3,144,706 in connection with the dividend shares issued. During the nine months ended September 30, 2015, the Company issued zero shares of common stock relieving the “Shares to Be Issued” account by $0. As of September 30, 2015, the Company has recorded within stockholders’ equity “Shares to Be Issued” of $1,014,906 as 263,607,842 common shares have not been delivered due to the 9.99% ownership limitation placed on the shareholders.

On January 6, 2015, the holder converted 30 Series A2 shares into 133,333,333 shares of common stock. In addition, under the terms of the Series A2 the holder was entitled to immediate payment of dividends on the $300,000 stated value of the Series A2 at an annual dividend rate of 18% rate, which is an increase over the stated 8.5% due to adjustments related to the decrease in the fair market value of the Company’s common stock, for a period of six years resulting in dividends payable of $324,000, of which $51,140 had been accrued as of the date of conversion. The holder elected to convert the dividends to common stock based upon 85% of the closing market price as disclosed above resulting in a conversion price of $0.00034 with 952,941,176 common shares to be issued. On the date of conversion, the fair market value of the dividend shares issued was $476,471 based upon the closing market price of the Company’s common stock. Thus, the Company recorded additional expense of $425,331, fair market value of shares less dividends already accrued of $51,140, in connection with the dividend shares issued. During the nine months ended September 30, 2015, the Company issued 1,086,274,509 shares of common stock relieving the “Shares to Be Issued” account by $776,471, the entire amount due.

On August 3, 2015, the holder converted 30 Series A2 shares into 133,333,333 shares of common stock. In addition, under the terms of the Series A2 the holder was entitled to immediate payment of dividends on the $300,000 stated value of the Series A2 at an annual dividend rate of 18% rate, which is an increase over the stated 8.5% due to adjustments related to the decrease in the fair market value of the Company’s common stock, for a period of six years resulting in dividends payable of $324,000, of which $666,021 had previously been accrued. The holder elected to convert the dividends to common stock based upon 85% of the closing market price as disclosed above resulting in a conversion price of $0.00008 with 3,811,764,706 common shares to be issued. On the date of conversion, the fair market value of the dividend shares issued was $381,176 based upon the closing market price of the Company’s common stock. Thus, the Company recorded additional expense of $315,155 in connection with the dividend shares issued. During the nine months ended September 30, 2015, the Company issued 990,000,000 shares of common stock relieving the “Shares to Be Issued” account by $385,667. As of September 30, 2015, the Company has recorded within stockholders’ equity “Shares to Be Issued” of $295,510 as 2,955,098,039 common shares have not been delivered due to the 9.99% ownership limitation placed on the shareholders.

During the nine months ended September 30, 2015 and 2014, the Company accrued dividends related to the Series A2 shares of $52,952 and $80,105, respectively. As of September 30, 2015 and December 31, 2014, accrued Series A2 dividends recorded within accounts payable and accrued liabilities on the accompanying balance sheet were $168,475 and $232,683, respectively.

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

Series C Preferred Stock

On March 27, 2014, the Company filed a Certificate of Designation of Series C Convertible Preferred Stock (“Series C”) with the Secretary of State of Nevada. Pursuant to the Series C Certificate of Designation, the Company designated 5,000 shares of its blank check preferred stock as Series C. The Series C ranks senior to the common stock and any subsequently created series of preferred stock that does not expressly rank pari passu with or senior to the Series C (the “Junior Stock”) and pari passu in rights to dividends and liquidation to the Series A2 and junior to all existing and future indebtedness of the Company. The Series C can be converted at anytime and has a fixed conversion price of $0.01 per common share. The Series C is entitled to minimum six years worth of dividends accruing at a rate of 8.5% per annum potentially increasing to 18% per annum under certain circumstances such as a significant decrease in the price of the Company’s common stock. Dividends are payable in cash or in shares of common stock valued at 85.0% of the closing market price of the Company’s common stock for any trading day following the issuance date of the Series C. In the event of a liquidation, the Series C will be entitled to a payment of the Stated Value of $10,000 per share plus any accrued but unpaid dividends prior to any payments being made in respect of the Junior Stock. The holders of Series C do not have voting rights, except for shares in which have already been converted into shares of common stock. During the nine months ended September 30, 2015 and 2014, the Company accrued dividends of $314,666 and $214,388, respectively, on the Series C. As of September 30, 2015 and December 31, 2014, total accrued dividends were $635,096 and $320,430, respectively.

Common Stock

2015 Issuances

During the nine months ended September 30, 2015, the Company recorded compensation expense of $127,500 related to common stock to be issued under the Chief Executive Officer’s employment agreement. The shares were valued on date of the agreement being amortized over the term. Expected future compensation to be recorded during the years ended December 31; $42,500 for remainder of 2015 and $56,667 for 2016.

During the nine months ended September 30, 2015, the Company issued 251,166,667 shares of common stock in connection with a settlement agreement with the former Chief Executive Officer. The Company valued the shares of common stock at $125,583 based upon the closing market price of the Company’s common stock on the date of the agreement. The Company recorded a loss of $100,704 due to the excess fair market value of common stock issued in excess forgiven notes payable of $23,500 and accrued interest of $1,379.

In July 2015, the Company entered into an agreement to issue 400,000,000 shares of common stock valued at $80,000 based upon the closing market price of the Company’s common stock on the on the date of the agreement, as well as a note payable for $90,000, to a third party for financial consulting services. The note matures on January 19, 2016 and carries no interest. If upon maturity, the Company is unable to repay the note, the note will bear interest at a rate of 22% per annum, and the holder may convert the note into shares of the Company’s common stock at a fifty percent (50%) discount to the lowest intraday bid price during the preceding twenty five (25) days from the Notice of Conversion. Since the conversion of the note is dependent upon a triggering event, the Company will not record the beneficial conversion feature and/or derivative liability until the event is triggered. The fair market value of the common stock and the note payable issued was recorded as prepaid expenses and is being amortized over the contract period of one year. During the nine months ended September 30, 2015, the Company amortized $34,466 to general and administrative expense on the accompanying statement of operations. As of September 30, 2015, the remaining prepaid is $135,534.

2014 Issuances

In 2014, the Company entered into an agreement to issue 50,000,000 shares of common stock valued at $135,000 based upon the closing market price of the Company’s common stock on the on the date of the agreement to a third party for sales and marketing services. The fair market value of the common stock issued was recorded as prepaid expenses and is being amortized over the contract period of one year. During the nine months ended September 30, 2015, the Company amortized $22,500 to sales and marketing on the accompanying statement of operations. As of September 30, 2015, the remaining prepaid is $0. In addition, as of the date of this filing the common stock has not been issued and thus the value of $135,000 is recorded within stock to be issued on the accompanying balance sheet.

During the nine months ended September 30, 2015, the Company issued 1,754,386 shares of common stock valued at $4,737 based upon the closing market price of the Company’s common stock on the date of the agreement to a third party for the rights to future royalties related to Global Specialty Products, Inc.’s MicroRoasters brand.

The Company amortized $60,000 of deferred compensation related to common stock granted during the nine months ended September 30, 2014, which was being expensed over the service period.

On January 27, 2014, the Company entered into a settlement with the prior management whereby prior management agreed to return 60,000,000 shares of the Company’s common stock previously issued to them for services rendered. In return, the Company has agreed to release prior management from any claims related to all costs deemed of a non-business nature. The Company accounted for the shares at their par value of $60,000 reducing common stock by that amount with the reclass to additional paid in capital. Upon return, the common stock was cancelled by the transfer agent and reflected in our calculation of weighted average shares for the three months ended September 30, 2014 as of the date of the agreement.

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

As of September 30, 2015, amounts due to our Chief Executive Officer for salary payable recorded within Accounts Payable on the accompanying balance sheet were $79,494.

Note 7 - Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2015 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose, other than the ones noted below, in these financial statements.

Subsequent to quarter end, the Company received approximately $6,600 in proceeds related to Series A2 Convertible Preferred stock.

Subsequent to quarter end, the Company received $6,500 in proceeds from a convertible note payable. The terms of the note payable are similar to those disclosed in Note 3.

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

Our Business

Vapor Inhaler

The core business of Rapid Fire Marketing is the development and sale of vapor inhalers. The vapor inhaler is the base technology for the CANNAcig and Cumulus product. At this time, we are developing additional products based on vapor inhaler technology including primarily the PocketPuffer™. The PocketPuffer™ has been in development and tested throughout 2013 and 2014 and is expected to reach the market in December of 2015. We believe vapor inhalers have a greater opportunity in the retail markets where it is sold without the active ingredient. Accordingly, we do not sell any products with active ingredients.

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

(c)

Marketing: Our primary marketing methods include internet marketing, social media, E-mail, news and press releases among others. All internet marketing, email and social media marketing is conducted through “inbound marketing.” Inbound marketing means that people must subscribe to receive marketing materials through the Company website or through social media platforms maintained by the Company. Email marketing materials are only provided to those customers who opt-in as it is illegal under the CANSPAM Act to transmit email that is unsolicited. PR Newsire and NewMediaWire were used to transmit news releases regarding Company and product development.

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

In order for us to meet our basic financial obligations, including salaries and normal operating expenses, we plan to sell additional units of our products and to seek additional equity or debt financing. We have commitments for $361,600 remaining on the purchase of Series A2 Preferred Stock and $4,950,000 for the purchase of Series C Preferred Stock in financing from Ironridge Global, an international fund. To date we have received approximately $1,188,400 with approximately subsequent 106 tranches remaining of $50,000, or $5,311,600. The receipt of this funding is dependent upon the Company maintaining a sufficient number of authorized shares, etc. The Company cannot assure this will be adequate financing to meet our needs over the next 12 months or through the years of scheduled payments due in connection with the financings.

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

Results of Operations

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Sales for the nine months ended September 30, 2015, were $2,273, a decrease of $803 or 26%, as compared to $3,076 for the nine months ended September 30, 2014. The decrease was due to limited funds available for marketing, as well as our inability to fully maintain and staff the sales function, and the related marketing support. In addition, we have reduced our marketing of the CANNAcig and Cumulus and have focused our efforts to getting the PocketPuffer™ to market. We also incurred direct costs of $21,361 and $2,205 related to sales during the nine months ended September 30, 2015 and 2014, respectively. The increase of $19,156 or 869% between the 2015 and 2014 same periods was a result of an additional inventory reserve recorded due to our limited sales.

Sales and marketing expenses were $72,161 for the nine months ended September 30, 2015, a decrease of $17,050 or 19% from the prior period of $89,211. The decrease in sales and marketing expenses was related to stock based compensation of $22,500 provided to an individual providing sales and marketing services. In general, we have limited funds to sales and marketing activities. General and administrative expenses were $383,174 for the nine months ended September 30, 2015, a decrease of $467,794 or 55% over the prior period of $850,968. The decrease in general and administrative expense was due to an decrease in professional fees related to filing our Form 10, as amended, and our annual report on Form 10-K in which these costs were not incurred during the current comparable period. In addition, we recorded a significant amount of stock based compensation in the prior year related to agreements in which we were required to issue shares of our common stock. Research and development expenses were $5,000 for the nine months ended September 30, 2015, a decrease of $35,625 or 88% from the prior period of $40,625. The decrease in research and development expenses was due to costs associated with developing prototypes for our new product, PocketPuffer™, which were not present during the current comparable period. Stock for services expense was $127,500 for the nine months ended September 30, 2015, as compared to $100,737 for the nine months ended September 30, 2014, an increase of $26,763 or 27%. The increase in stock for services expense during the current period was a result of increased amortization of deferred compensation and the value of common stock issued for services.

Other income and (expense) was ($1,130,456) for the nine months ended September 30, 2015, a decrease of $3,727,172 or 77% over the prior period of ($4,857,628). The significant decrease was due to the fair market value of derivative liabilities recorded in connection with convertible debt issued during the prior period. The convertible notes have conversion features in which adjust based on market price. In addition, under the terms of the Series A2 preferred stock agreement with Ironridge they receive six (6) years worth of dividends upon conversion of their Series A2 into preferred stock. The loss on common shares issued during the nine months ended September 30, 2015 is related to the conversion of 25 Series A2 shares into common stock. The Company records the common shares issuable for the dividends at the fair market value of the common stock on the date of conversion.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Sales for the three months ended September 30, 2015, were $678, a decrease of $695 or 51%, as compared to $1,373 for the three months ended September 30, 2014. We have limited funds available for marketing, as well as our inability to fully maintain and staff the sales function, and the related marketing support. In addition, we have reduced our marketing of the CANNAcig and Cumulus and have focused our efforts to getting the PocketPuffer™ to market which is now available for presale. We also incurred direct costs of $19,171 and $936 related to sales during the three months ended September 30, 2015 and 2014, respectively. The increase of $18,235 or 1948% between the 2015 and 2014 same periods was a result of a different mix of product sales in which the cost is different and additional costs paid to our product fulfillment center.

Sales and marketing expenses were $11,674 for the three months ended September 30, 2015, a decrease of $30,751 or 72% from the prior period of $42,425. The decrease in sales and marketing expenses was due to the amortization of stock based compensation in the three months ended September 30, 2014 as compared to the current period where there was none. We continue to have limited funds available for marketing. General and administrative expenses were $163,678 for the three months ended September 30, 2015, a decrease of $259,247 or 61% over the prior period of $422,925. The decrease in general and administrative expense was due to an increase in professional fees related to filing our Form 10, as amended, and our annual report on Form 10-K in which these costs were incurred during the prior comparable period and not during the current period. In addition, we recorded a significant amount of stock based compensation in the prior year related to agreements in which we were required to issue shares of our common stock. Due to our cash flow restrictions we continually try to manage our expenses. Stock for services expense was $42,500 for the three months ended September 30, 2015, as compared to $20,000 for the three months ended September 30, 2014, an increase of $22,500 or 113%. The increase in stock for services expense during the current period was a result of timing differences related to the amortization of the stock based compensation.

Other income and (expense) was ($470,516) for the nine months ended September 30, 2015, a decrease of $566,138 or 592% over the prior period of $95,622. The significant decrease was due to the fair market value of derivative liabilities recorded in connection with convertible debt issued during the current period had higher values due to a significant difference between the conversion rate and the fair market value of our stock at quarter end. The convertible notes have conversion features in which adjust based on market price. The increase in interest expense during the current three months relates to dividends accrued on Series C preferred stock, which was issued in March 2014, for the entire quarter whereby there was none in the prior comparable quarter. In addition, under the terms of the Series A2 preferred stock agreement with Ironridge they receive six (6) years worth of dividends upon conversion of their Series A2 into preferred stock. The loss on common shares issued during the three months ended September 30, 2015 is related to the conversion of 25 Series A2 shares into common stock. The Company records the common shares issuable for the dividends at the fair market value of the common stock on the date of conversion.

Liquidity and Capital Resources

As of September 30, 2015 we had cash on hand of $314. We had net a working capital deficit of $1,035,412 as of September 30, 2015, compared to a net working capital deficit of $737,533 as of December 31, 2014. Our principal use of cash during the nine months ended September 30, 2015 was funding our operations.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the nine months ended September 30, 2015, the Company recorded minimal revenues, incurred an operating loss of $606,923 and a net loss of $1,737,379 indicating substantial doubt regarding the Company continuing as a going concern.

We used cash of $269,516 in our operating activities in the nine months ended September 30, 2015, compared to $596,889 in the same period in 2014. During the nine months ended September 30, 2015, the use of cash was primarily related to the net loss incurred due to our limited revenue generating operations offset by non-cash charges related to the issuance of common stock in lieu of dividends of $806,507 and accounts payable and accrued liabilities of $431,415. Net changes in other operation accounts such as inventory were insignificant due to the limited sales of our product during the current quarter. The increase in accounts payable was due to amounts payable to our Chief Executive Officer for payroll and accruals of preferred stock dividends.

Our financing activities provided cash of $265,400 during the nine months ended September 30, 2015 compared to $600,495 in the same period in 2014. During the nine months ended September 30, 2015, we received proceeds of $188,400 from stock subscription receivable, and $77,000 from issuance of convertible notes payable. We continue to be dependent upon the sale of debt and equity instruments to fund our operations.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure of Controls and Procedures.

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2015 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2015, the Company entered into an agreement to issue 400,000,000 shares of common stock valued at $80,000 based upon the closing market price of the Company’s common stock on the on the date of the agreement, as well as a note payable for $90,000, to a third party for financial consulting services. The note matures on January 19, 2016 and carries no interest. If upon maturity, the Company is unable to repay the note, the note will bear interest at a rate of 22% per annum, and the holder may convert the note into shares of the Company’s common stock at a fifty percent (50%) discount to the lowest intraday bid price during the preceding twenty five (25) days from the Notice of Conversion. Since the conversion of the note is dependent upon a triggering event, the Company will not record the beneficial conversion feature and/or derivative liability until the event is triggered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

3.1	Series A Convertible Preferred Stock designation (Incorporated by reference to the Company’s Form 10-Q, as filed with the SEC on May 20, 2014).

3.2	Series A2 Convertible Preferred Stock designation (Incorporated by reference to the Company’s Form 10-Q, as filed with the SEC on May 20, 2014).

3.3	Series B Preferred Stock designation (Incorporated by reference to the Company’s Form 10-Q, as filed with the SEC on May 20, 2014).

3.4	Series C Convertible Preferred Stock designation Incorporated by reference to the Company’s Form 10-Q, as filed with the SEC on May 20, 2014).

31.1	Certification by the Chief Executive Officer and Principal Financial Officer of Rapid Fire Marketing, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1#	Certification by the Chief Executive Officer and Principal Financial Officer of Rapid Fire Marketing, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Dated: November 19, 2015	RAPID FIRE MARKETING, INC.

	By:	/s/ Thomas Allinder
	Name:	Thomas Allinder
	Title:	President, Principal Executive Officer and Principal Financial Officer

S-1